Form 10KSB
period 1997-12-31
PANDORAS GOLDEN BOX
filed 1998-04-13
CIK 828189

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No.: N/A


                       PANDORA'S GOLDEN BOX
                       --------------------
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        76-0547762
         ------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       11949 FM 3005 #403
                    Galveston, Texas  77554
                    -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (409) 737-4346


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:             None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common voting stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes       No  X
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 23, 1998 - $80.84. There are approximately 80,839 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          March 23, 1998

                             180,341


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1997, see its Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on February 18, 1998, which is incorporated herein by this reference. See Part III, Item 13 of this Report.

Business.
---------

          The Company has had no business operations since the calendar year ended December 31, 1991.

Principal Products or Services and their Markets.
-------------------------------------------------

          None; not applicable.

Competition.
------------

          Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          None; not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          On the effectiveness of its Registration Statement on Form 10-SB, the Company will be subject to Regulation 14A of the Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company will also be required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that assets will be sufficient to meet these costs; in the event that assets are not sufficient, it is likely that management will advance funds. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation", Part I, Item 2 of this Report.

      The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

      The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Research and Development Expenses.
----------------------------------

          None; not applicable.

Number of Employees.
--------------------

          None; not applicable.

Item 2.  Description of Property.
         ------------------------

               Other than cash of approximately $5,812, the Company has no assets, property or business; the Company's principal executive office address and telephone number are the business office address and telephone number of its President, Sam Bono, and are provided at no cost.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1997, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the holders of such shares may have a substantial adverse impact on any such public market. See the caption "Security Ownership of Certain Beneficial Owners,"
Part III, Item 11, and the heading "Recent Sales of Unregistered Securities," of this caption.

          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of a total of 100,002 shares of common stock pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the Securities and Exchange Commission, during the calendar year ended December 31, 1997 were the only sales of any securities of the Company during the past three years. Future sales of any of these "restricted securities" or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the heading "Recent Sales of Unregistered Securities," of this caption.

          No assurance can be given that any "public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing any acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such "public market" does develop, that it will continue or be sustained for any period of time.

Holders
-------

          The number of record holders of the Company's common stock as of March 23, 1998, was approximately 77.

Dividends
---------

          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

                        Date              Number of          Aggregate
      Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

Linda W. Plemmons      7/25/97             33,334            $3,333.33

Q-Marq Securities      10/2/97             33,334            $3,333.33

David M. Klausmeyer    7/15/97             30,834            $3,083.34

Kevin M. Klausmeyer    8/10/97              2,500            $  250.00
and Cynthia Killian
Klausmeyer


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last calendar year or as of the date of this Report. The Company's plan of operation for the next twelve months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by management as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any loan from management will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

          Management anticipates that the Company's current cash reserves of approximately $5,812 will be insufficient to pay for administrative expenses of the Company for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

Results of Operations.
----------------------

          The Company received no revenues in either of the calendar years ending December 31, 1996 or 1997.

          The Company realized no net gain or net loss in the calendar year ended December 31, 1996. Net loss in the calendar year ended December 31, 1997, totaled $5,145, or $0.06 per share.

Liquidity.
----------

          During the calendar year ended December 31, 1997, the Company increased its liquidity by $10,000 through the sale of 100,002 "unregistered" and "restricted" shares of its common stock. See the heading "Recent Sales of Unregistered Securities," of the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5 of this Report.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the year ended
          December 31, 1997

          Independent Auditor's Report

          Balance Sheets

          Statements of Operations

          Statements of Stockholders' Equity

          Statements of Cash Flows

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (held in July of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Sam Bono           Director         3/7/97         *
                   President

Carol Novick       Sec'y/Treasurer  3/7/97         *
                   Director


     * This person presently serves in the capacities indicated.

Business Experience.
--------------------

     Sam Bono. Mr. Bono, age 60, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

     Carol Novick.    Ms. Novick is 53 years of age.  She attended the
University of Maryland. For the past fifteen years, she has been the sole proprietor of Novaco, a company specializing in the treatment of fabrics and carpeting.

Family Relationships
--------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

          During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         On or before the effective date of the Company's Registration Statement on Form 10-SB, each of the Company's directors, executive officers and 10% stockholders will be required to file with the Securities and Exchange Commission an Initial Statement of Beneficial Ownership of Securities on Form
3. Management anticipates that each of these Initial Statements will be filed in a timely manner.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

Sam Bono       1996      -0-        -0-           -0-       -0-          -0-     -0-        -0-
President,     1997      -0-        -0-           -0-       -0-          -0-     -0-        -0-
and Director

Carol Novick   1996      -0-        -0-           -0-       -0-          -0-     -0-        -0-
Sec./Treasurer 1997      -0-        -0-           -0-       -0-          -0-     -0-        -0-
and Director


Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts
--------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned
----------------           ---------             ----------------------------

David M. Klausmeyer          17.1%                         30,834
10878 Westheimer, #178
Houston, Texas  77042

Linda W. Plemmons            18.5%                         33,334
10817 Winterbourne Ct.
Charlotte, North Carolina
28277

Q-Marq Securities Ltd.       19.6%                         35,334
P.O. Box 2097
Grand Cayman
Cayman Islands

James D. Gravely              8.3%                         15,000
5408 Grandin Road, Ext.
Roanoke, VA 24018

James P. Taney                8.3%                         15,000
819 Honeysuckle Road
Salem, VA 24153

Kelly N. Taylor               7.8%                         14,000
220 East 1100 North #23
North Salt Lake, Utah 84054

                           _______                         ______

                             79.6%                        143,502



          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his, her or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           -------            -----------------------------

Sam Bono                     0.0%                       -0-
11949 FM 3005, #403
Galveston, Texas  77554

Carol Novick                 0.0%                       -0-
12633 Memorial Dr., #123
Houston, Texas  77024        ----                       ---

All directors and executive
officers as a group (2)      0.0%                       -0-


          See Part III, Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control
------------------

          To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; not applicable.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K
-------------------

None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB**        Part I

          (ii)

Exhibit
Number               Description

------               -----------

 27                  Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PANDORA'S GOLDEN BOX


Date: 4-11-98                       By  /s/ Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director
                                        and President


Date: 3/23/98                       By  /s/ Carol Novick
      ------------                      ----------------------
                                        Carol Novick, Director
                                        and Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    PANDORA'S GOLDEN BOX


Date: 4-11-98                        By /s/ Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director
                                        and President


Date: 3/23/98                        By /s/ Carol Novick
      ------------                      ----------------------
                                        Carol Novick, Director
                                        and Secretary/Treasurer

INDEPENDENT AUDITORS' REPORT


Board of Directors
Pandora's Golden Box
Galveston, Texas

We have audited the balance sheets of Pandora's Golden Box (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pandora's Golden Box as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company

Jones, Jensen & Company
March 10, 1998

PANDORA'S GOLDEN BOX
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 1997 and 1996

                            PANDORA'S GOLDEN BOX
                       (A Development Stage Company)
                               Balance Sheets
                                   ASSETS

                                                 December 31,
                                        1997                     1996
CURRENT ASSETS

  Cash                                $     5,812          $     -

     Total Current Assets                   5,812                -

     TOTAL ASSETS                     $     5,812          $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                    $      957           $     -

     Total Current Liabilities               957                 -

STOCKHOLDERS' EQUITY

  Common stock, 100,000,000 shares
  authorized at $0.001 par value;
  180,341 and 78,570 shares issued and
   outstanding, respectively                 180                 79
  Capital in excess of par value         273,719            263,820
  Deficit accumulated during the
   development stage                    (269,044)          (263,899)

        Total Stockholders' Equity         4,855                -

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $    5,812          $     -

                             PANDORA'S GOLDEN BOX
                        (A Development Stage Company)
                           Statements of Operations

                                                                From
                                                            Inception on
                                                              August 4,
                               For the Years Ended          1987, through
                                    December 31,             December 31,
                          1997          1996       1995          1997
REVENUES                 $     -        $     -   $      -    $     -

EXPENSES                     5,145           -          -      269,044

NET LOSS                 $  (5,145)     $     -   $     -    $(269,044)

Net Loss Per Share       $   (0.06)     $  (0.00) $  (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING      95,240        78,570    78,570

                           PANDORA'S GOLDEN BOX
                      (A Development Stage Company)
                    Statements of Stockholders' Equity
                                                                     Deficit
                                                                   Accumulated
                                                      Capital in    During the
                                   Common Stock        Excess of   Development
                              Shares       Amount      Par Value      Stage
Inception on August 4, 1987        -        $    -     $     -       $     -

45,000 shares of common stock   45,000            45       7,455           -
Issued for cash at $0.17 per
share

29,570 shares of common stock   29,570            30     147,818           -
Issued for cash at $5.00 per
share

4,000 shares of common stock     4,000             4     108,457           -
Issued for equipment at $27.14
per share

Loss from Inception on
August 4, 1987 to
December 31, 1994                  -             -           -       (263,899)

Balance, December 31, 1994      78,570            79     263,820     (263,899)

Net loss for the year ended
 December 31, 1995                 -             -           -            -

Balance, December 31, 1995      78,570            79     263,820     (263,899)

Net loss for the year ended
 December 31, 1996                 -             -           -            -

Balance, December 31, 1996      78,570            79     263,820     (263,899)

100,000 shares of common
stock issued for cash at
$0.10 per share                100,000           100        9,900          -

1,771 shares of common stock
issued in conjunction with a
100-for-1 reverse stock split    1,771            1           (1)          -

Net loss for the year ended
 December 31, 1997                 -            -            -         (5,145)

Balance, December 31, 1997     180,341     $   180     $273,719     $(269,044)

                              PANDORA'S GOLDEN BOX
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                                     From
                                                                  Inception on
                                                                    August 4,
                                     For the Years Ended       1987, through
                                        December 31,            December 31,
                                   1997       1996      1995         1997
 OPERATING ACTIVITIES

  Net loss                      $ (5,145)    $     -  $     -   $(269,044)
  Increase in accounts payable       957           -        -         957

        Net Cash Provided (Used)
          by Operating Activities (4,188)          -        -    (268,087)

CASH FLOWS FROM
   INVESTING ACTIVITIES              -             -         -         -

CASH FLOWS FROM
   FINANCING ACTIVITIES

     Proceeds from issuance
       of common stock           10,000           -         -     273,899

       Net Cash Provided (Used)
         by Financing Activities 10,000            -         -    273,899

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                     5,812            -         -      5,812

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD            -              -         -        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  5,812      $     -    $     -  $  5,812

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION

    Interest paid              $    -        $     -    $     -  $    -
    Income taxes paid          $    -        $     -    $     -  $    -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for
   equipment                   $    -        $      -   $     -  $ 108,461

                           PANDORA'S GOLDEN BOX
                      (A Development Stage Company)
                    Notes to the Financial Statements
                            December 31, 1997

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Pandora's Golden Box. The Company was incorporated on August 4, 1987 in the State of Nevada for the purpose of acquiring interests in various business opportunities.

The Company is currently inactive, and is seeking other business opportunities through mergers and acquisitions.

     b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     c. Net Loss Per Share

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the period.

     d. Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     e. Provision for Taxes

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes.

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $5,000 that may be offset against future taxable income through 2012. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

f. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -     GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Currently, the stockholders are committed to covering all operating expenses and other costs until a merger has occurred.

NOTE 3 -     STOCK SPLIT/CHANGE IN AUTHORIZED SHARES

On December 31, 1997, the Company reverse split its common shares on a one share for one hundred shares basis. This reverse split of the Company's common stock has been retroactively reflected in the financial statements. No shareholder was reduced below 100 shares so 1,771 shares were issued.