Form 10QSB
period 1998-03-31
PANDORAS GOLDEN BOX
filed 1998-05-14
CIK 828189

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23819


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

                            11949 FM 3005, #403
                          Galveston, Texas 77554
                          ----------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (409) 737-4346

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                             March 31, 1998

                                 180,341
                                 -------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

              March 31, 1998 and December 31, 1997

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
                         Balance Sheets
                             ASSETS

                                                 March 31,     December 31,
                                                  1998            1997
                                                (Unaudited)
CURRENT ASSETS

 Cash                                            $  5,302      $  5,812

  Total Current Assets                              5,302         5,812

  TOTAL ASSETS                                   $  5,302      $  5,812

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $  1,572      $    957

  Total Current Liabilities                         1,572           957

  TOTAL LIABILITIES                                 1,572           957

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 180,341 and 180,341
   shares issued and outstanding, respectively        180           180
 Additional paid-in capital                       273,719       273,719
 Deficit accumulated during the development stage(270,169)     (269,044)

  Total Stockholders' Equity                        3,730         4,855

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $  5,302      $  5,812

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                      From
                                                                 Inception on
                                                                    July 26,
                                     For the Three Months Ended  1983 Through
                                               March 31,            March 31,
                                     1998             1997            1998
REVENUES                             $    -           $     -       $     -

EXPENSES                                1,125               -         270,169

NET LOSS                             $ (1,125)        $     -       $(270,169)

NET LOSS PER SHARE OF
 COMMON STOCK                        $  (0.00)        $   (0.00)

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
               Statements of Stockholders' Equity
                                                                 Deficit
                                                               Accumulated
                                                  Capital in    During the
                                  Common Stock     Excess of   Development
                               Shares      Amount  Par Value       Stage
Inception on August 4, 1987          -     $    -  $      -    $      -

45,000 shares of common stock
 issued for cash at $0.17 per
 share                            45,000       45       7,455         -

29,570 shares of common stock
 issued for cash at $5.00 per
 share                            29,570       30     147,818         -

4,000 shares of common stock
 issued for equipment at $27.11
 per share                         4,000        4     108,547         -

Loss from inception on August 4,
 1987 to December 31, 1994           -          -         -      (263,899)

Balance, December 31, 1994        78,570       79     263,820    (263,899)

Net loss for the year ended
 December 31, 1995                   -          -         -           -

Balance, December 31, 1995        78,570       79     263,820    (263,899)

Net loss for the year ended
 December 31, 1996                   -          -         -           -

Balance, December 31, 1996        78,570       79     263,820    (263,899)

100,000 shares of common stock
 issued for cash at $0.10 per
 share                           100,000      100       9,900         -

1,711 shares of common stock
 issued in conjunction with a
 100-for-1 reverse stock split     1,771        1          (1)        -

Net loss for the year ended
 December 31, 1997                   -          -         -        (5,145)

Balance, December 31, 1997       180,341      180     273,719    (269,044)

Net loss for the three months
 ended March 31, 1998                -          -         -        (1,125)

Balance, March 31, 1998          180,341  $   180  $  273,719  $ (270,169)

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
                    Statement of Cash Flows
                                                                   From
                                                              Inception on
                                                                 July 26,
                                   For the Three Months Ended 1983 Through
                                             March 31,          March 31,
                                     1998          1997           1998
OPERATING ACTIVITIES

 Net loss                           $ (1,125)      $     -       $(270,169)
 Increase in accounts payable            615             -           1,572

  Net Cash Provided (Used)
   by Operating Activities              (510)            -        (268,597)

CASH FLOWS FROM
 INVESTING ACTIVITIES                    -               -             -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Proceeds from issuance
   of common stock                       -               -         273,899

  Net Cash Provided (Used)
   by Financing Activities               -               -         273,899

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS              (510)            -           5,302

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                5,812             -             -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                  $   5,302       $     -        $  5,302

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

 Interest paid                     $     -         $     -        $    -
 Income taxes paid                 $     -         $     -        $    -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for equipment $     -         $     -        $108,461

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1998 and December 31, 1997


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

        As of March 31, 1998, the Company had net operating loss carryforwards of approximately $5,000 that may be offset against future taxable income through 2013. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended March 31, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $1,125 and net income totaled $(1,125).

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(1,125).

Liquidity.
----------

          At March 31, 1998, the Company had total current assets of $5,302, with total current liabilities of $1,572. Total stockholder's equity was $3,370. In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PANDORA'S GOLDEN BOX



Date: 5/13/98                         By /s/ Sam Bono
     --------------                     -------------------------------------
                                        Sam Bono
                                        Director and President


Date: 5/13/98                         By /s/ Carol Novick
     --------------                     -------------------------------------
                                        Carol Novick
                                        Director and Treasurer