Form 10QSB
period 1998-06-30
PANDORAS GOLDEN BOX
filed 1998-08-03
CIK 828189

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

(1)  Yes  X    No                  (2)  Yes  X    No
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

                             August 4, 1998

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

                          PANDORA'S GOLDEN BOX
                      (A Development Stage Company

                          FINANCIAL STATEMENTS

                   June 30, 1998 and December 31, 1997

                          PANDORA'S GOLDEN BOX
                      (A Development Stage Company)
                             Balance Sheets
                                 ASSETS

                                         June 30,     December 31,
                                           1998           1997
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $    3,408  $    5,812

  Total Current Assets                        3,408       5,812

  TOTAL ASSETS                           $    3,408  $    5,812


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    7,867  $      957

  Total Current Liabilities                   7,867         957

  TOTAL LIABILITIES                           7,867         957

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 180,341 and 180,341
  shares issued and outstanding, respectively   180         180
 Additional paid-in capital                 273,719     273,719
 Deficit accumulated during the
 development stage                         (278,358)   (269,044)

  Total Stockholders  Equity (Deficit)       (4,459)      4,855

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $    3,408  $    5,812

                          PANDORA'S GOLDEN BOX
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                     From
                                                                 Inception on
                                                                    July 26,
             For the Three Months Ended For the Six Months Ended 1983 Through
                       June 30,                  June 30,           June 30,
                 1998        1997        1998          1997           1998
REVENUES             $ -       $  -       $  -        $     -      $     -

EXPENSES                8,189     -           9,314         -        278,358

NET LOSS             $ (8,189) $  -       $  (9,314)  $     -      $(278,358)

NET LOSS PER SHARE
 OF COMMON STOCK     $  (0.05) $  -       $   (0.05)  $     -

WEIGHTED
 OUTSTANDING SHARES   180,341   180,341     180,341    180,341

                             PANDORA'S GOLDEN BOX
                        (A Development Stage Company)
                Statements of Stockholders  Equity (Deficit)
                                                               Deficit
                                                               Accumulated
                                                  Additional   During the
                                  Common Stock      Paid-in    Development
                              Shares      Amount    Capital       Stage
Inception on August 4, 1987      -        $ -        $ -       $  -

45,000 shares of common stock
 issued for cash at $0.17 per
 share                          45,000        45      7,455       -

29,570 shares of common stock
 issued for cash at $5.00 per
 share                          29,570        30    147,818       -

4,000 shares of common stock
 issued for equipment at $27.11
 per share                       4,000         4    108,547       -

Loss from inception on
 August 4, 1987
 to December 31, 1994            -           -         -        (263,899)

Balance, December 31, 1994      78,570        79    263,820     (263,899)

Net loss for the year ended
 December 31, 1995               -           -         -          -

Balance, December 31, 1995      78,570        79    263,820     (263,899)

Net loss for the year ended
 December 31, 1996               -           -         -          -

Balance, December 31, 1996      78,570        79    263,820     (263,899)

100,000 shares of common stock
 issued for cash at $0.10 per
 share                         100,000       100      9,900       -

1,711 shares of common stock
 issued in conjunction with a
 100-for-1 reverse stock split   1,771         1         (1)      -

Net loss for the year ended
 December 31, 1997               -           -         -          (5,145)

Balance, December 31, 1997     180,341       180    273,719     (269,044)

Net loss for the six months
 ended June 30, 1998 (unaudited) -           -         -          (9,314)

Balance, June 30, 1998
 (unaudited)                   180,341    $  180  $ 273,719    $(278,358)

                              PANDORA'S GOLDEN BOX
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                     From
                                                                 Inception on
                                                                    July 26,
             For the Three Months Ended For the Six Months Ended 1983 Through
                       June 30,                  June 30,           June 30,
                 1998        1997        1998          1997           1998
OPERATING ACTIVITIES

 Net loss          $ (8,189)  $  -       $(9,314) $   -           $(278,358)
 Increase in
 accounts payable     6,295      -         6,910      -               7,867

  Net Cash Provided
  (Used) by Operating
  Activities         (1,894)     -        (2,404)     -            (270,491)

CASH FLOWS FROM
 INVESTING ACTIVITIES   -        -           -        -                 -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Proceeds from issuance
   of common stock      -        -           -        -             273,899

  Net Cash Provided
   (Used) by Financing
   Activities           -        -           -        -             273,899

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS         (1,894)     -        (2,404)     -               3,408

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD  5,302      -         5,812      -                 -

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD         $  3,408   $  -       $ 3,408   $  -          $   3,408

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

 Interest paid     $    -     $  -       $   -     $  -          $     -
 Income taxes paid $    -     $  -       $   -     $  -          $     -

NON-CASH FINANCING ACTIVITIES:

 Common stock
  issued for
  equipment        $    -     $  -       $   -     $  -          $ 108,461

                          PANDORA S GOLDEN BOX
                      (A Development Stage Company)
                    Notes to the Financial Statements
                   June 30, 1998 and December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.  Organization

        The financial statements presented are those of Pandora s Golden Box. The Company was incorporated on August 4, 1987 in the State of Nevada for the purpose of acquiring interests in various business opportunitities.

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

        As of June 30, 1998, the Company had net operating loss carryforwards of approximately $9,000 that may be offset against future taxable income through 2013. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforward will be used before they expire.

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

        g. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended June 30, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $8,189 and net income totaled $(8,189).

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

Results of Operations.
----------------------

          During the quarterly period ended June 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(8,189).

Liquidity.
----------

          At June 30, 1998, the Company had total current assets of $3,408, with total current liabilities of $7,867. Total stockholder's equity was $(4,459). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

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

                                      PANDORA'S GOLDEN BOX



Date: 8/3/98                          By /s/ Sam Bono
     --------------                     -------------------------------------
                                        Sam Bono
                                        Director and President


Date: 8/3/98                          By /s/ Carol Novick
     --------------                     -------------------------------------
                                        Carol Novick
                                        Director and Treasurer