Form 10QSB
period 1998-09-30
PANDORAS GOLDEN BOX
filed 1998-10-19
CIK 828189

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                             October 13, 1998

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

                              PANDORA'S GOLDEN BOX
                          (A Development Stage Company)
                                 Balance Sheets

                             ASSETS

                                                September 30,    December 31,
                                                  1998              1997
                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $              2,564    $    5,812

  Total Current Assets                                  2,564         5,812

  TOTAL ASSETS                           $              2,564    $    5,812

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $              8,070    $      957

  Total Current Liabilities                             8,070           957

  TOTAL LIABILITIES                                     8,070           957

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 180,341 and 180,341
   shares issued and outstanding, respectively            180           180
 Additional paid-in capital                           273,719       273,719
 Deficit accumulated during the development stage    (279,405)     (269,044)

  Total Stockholders' Equity (Deficit)                 (5,506)        4,855

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $              2,564   $     5,812

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                     From
                                                                  Inception on
                                                                    July 26,
             For the Three Months Ended For the Nine Months Ended 1983 Through
                    September 30,             September 30,      September 30,
                    1998         1997        1998        1997        1998
REVENUES         $       -     $      -     $     -      $      -  $     -

EXPENSES               1,047          -        10,361           -    279,405

NET LOSS         $    (1,047)  $      -     $ (10,361)   $      -  $(279,405)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK           $     (0.01)  $      -     $   (0.06)   $      -

BASIC WEIGHTED
 OUTSTANDING SHARES  180,341      180,341     180,341       180,341

                        PANDORA'S GOLDEN BOX
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)

Deficit
                                                               Accumulated
                                                  Additional   During the
                                  Common Stock      Paid-in    Development
                              Shares      Amount    Capital       Stage
Inception on August 4, 1987      -        $ -        $ -       $  -

45,000 shares of common stock
 issued for cash at $0.17 per
 share                          45,000        45      7,455       -

29,570 shares of common stock
 issued for cash at $5.00 per
 share                          29,570        30    147,818       -

4,000 shares of common stock
 issued for equipment at $27.11
 per share                       4,000         4    108,547       -

Loss from inception on
 August 4, 1987
 to December 31, 1994            -           -         -        (263,899)

Balance, December 31, 1994      78,570        79    263,820     (263,899)

Net loss for the year ended
 December 31, 1995               -           -         -          -

Balance, December 31, 1995      78,570        79    263,820     (263,899)

Net loss for the year ended
 December 31, 1996               -           -         -          -

Balance, December 31, 1996      78,570        79    263,820     (263,899)

100,000 shares of common stock
 issued for cash at $0.10 per
 share                         100,000       100      9,900       -

1,711 shares of common stock
 issued in conjunction with a
 100-for-1 reverse stock split   1,771         1         (1)      -

Net loss for the year ended
 December 31, 1997               -           -         -          (5,145)

Balance, December 31, 1997     180,341       180    273,719     (269,044)

Net loss for the nine months
ended September 30, 1998
(unaudited)                      -           -         -         (10,361)

Balance, September 30, 1998
(unaudited)                    180,341  $    180  $ 273,719   $ (279,405)

                           PANDORA'S GOLDEN BOX
                      (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                                     From
                                                                 Inception on
                                                                   July 26,
            For the Three Months Ended For the Nine Months Ended 1983 Through
                    September 30,            September 30,       September 30,
                   1998        1997      1998         1997           1998
OPERATING ACTIVITIES

 Net loss             $(1,047)  $    -     $(10,361)  $    -      $(279,405)
 Increase in accounts
 payable                  203        -        7,113        -          8,070

  Net Cash Provided
   (Used) by Operating
   Activities            (844)       -       (3,248)       -       (271,335)

CASH FLOWS FROM
 INVESTING ACTIVITIES     -          -          -          -            -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Proceeds from issuance
   of common stock        -          -          -          -        273,899

  Net Cash Provided
   (Used) by Financing
   Activities             -          -          -          -        273,899

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS             (844)       -       (3,248)       -          2,564

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD 3,408        -        5,812        -            -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD     $ 2,564   $    -    $   2,564   $    -       $  2,564

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

 Interest paid        $   -     $    -    $     -     $    -       $     -
 Income taxes paid    $   -     $    -    $     -     $    -       $     -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for
  equipment           $   -     $    -    $     -     $    -       $ 108,461

                      PANDORA'S GOLDEN BOX
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1998 and December 31, 1997

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

        As of September 30, 1998, the Company had net operating loss carryforwards of approximately $10,000 that may be offset against future taxable income through 2013. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended September 30, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $1,047 and net income totaled $(1,047).

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(1,047).

Liquidity.
----------

          At September 30, 1998, the Company had total current assets of $2,564, with total current liabilities of $8,070. Total stockholder's equity was $(5,506).

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

                                      PANDORA'S GOLDEN BOX



Date: 10/19/98                          By /s/ Sam Bono
     --------------                     -------------------------------------
                                        Sam Bono
                                        Director and President


Date: 10/15/98                          By /s/ Carol Novick
     --------------                     -------------------------------------
                                        Carol Novick
                                        Director and Treasurer