Form 10KSB
period 1998-12-31
COLE COMPUTER CORP
filed 1999-05-21
CIK 828189

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No.:0-23819


                    COLE COMPUTER CORPORATION
                       --------------------
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        76-0547762
         ------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      11711 South Portland
                 Oklahoma City, Oklahoma 73170
                    -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number: (405) 692-5351

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$8,305,479.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 10, 1999 - $3,675,125. There are approximately 3,675,125 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been no "public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares at $1.00 per share, which is the offering price of "restricted securities" recently offered by the Company; the Company recently submitted for quotations of the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD").

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          May 10, 1999

                             9,990,900


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

Transitional Small Business Issuer Format   Yes  X   No ___
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Historical
          ----------

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1997, see the Company's Registration Statement on Form 10-SB, as amended, initially filed with the Securities and Exchange Commission on February 18, 1998, which is incorporated herein by this reference. See Part III, Item 13.

          Year ended December 31, 1998
          ----------------------------

          On December 23, 1998, the Company and Electronic Service
Co., Inc., an Oklahoma corporation doing business as Computer Masters ("Computer Masters"), executed an Agreement and Plan of Reorganization (the "Computer Masters Plan"), whereby the Registrant acquired 100% of the outstanding securities and subscriptions to purchase securities of Computer Masters. A complete description of the Computer Masters Plan is contained in the 8-K Current Reports of the Company dated December 23, 1998, which are incorporated herein by this reference. See Part III, Item 13.

Business.
---------

          The Company is an emerging computer corporation which began out of the garage of founders Cynthia A. and Homer O. Cole III, in November, 1991, doing business as Computer Masters, which filled a valuable niche in Oklahoma's computer community providing helpful friendly service while upgrading customer's computers at a fraction of the cost of new systems sold by competitors. The customer demand for helpful service, low cost and state of the art computers drove Computer Masters into the marketing of new computers, in wholesale and retail sales. Computer Masters started doing business as Computer Masters in 1996; and through high volume sales, was able to aggressively purchase computer parts gaining purchasing power, while reducing computer costs and passing these savings on to customers. Again, customer demand dictated Computer Masters' growth from a statewide corporation into a multi-state corporation with stores in Arkansas, Oklahoma, offices in California and monthly computer shows in Texas.

Principal Products or Services and their Markets.
-------------------------------------------------

          Computer Masters has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers who fail to offer parts, upgrade components or professional support to the computer user.

          The Company, through its wholly-owned subsidiaries, operates nine
(9) retail storefront locations under the name of Computer Masters for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All Computer Masters locations provide complete sales and service, including full upgrade capabilities, to its customers no matter which brand or manufacturer's computer system a customer may have.

          Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www.colecomputercorp.com and www.okcmasters.com) along with "direct to the customer" mail-order, as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web site has complete e.commerce capabilities for retail, government and wholesale buyers, included a shopping cart with a secure credit card payment system. The implementation of each phase will place the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.

          The Company has built solid commercial relationships with major manufacturers and other suppliers of parts and upgrade components. The ability to purchase directly from the manufacturer or to capitalize on discounted prices from other sources has been a key element in the advantageous cost structure of Computer Masters. In addition, the Company follows, in philosophy and in practice, the inventory methodology of "Just in Time" or JIT. This JIT inventory practice has kept the Company's inventory purchase costs as close to the current market of many price sensitive parts. While this practice requires virtually daily ordering and a continual management of all price sensitive inventory, the management time (and inventory control system) yields benefits that far exceed the extra effort.
In the world we live in, a UPS/FEDEX/Overnight US Mail delivery of JIT often saves substantial sums when inventory prices are declining. In an upwardly spiraling market, the Company can simply adjust its wholesale/retail prices to reflect daily price changes.

          Manufacturing of custom computers, inventory purchasing/control, strategic marketing and internal accounting are maintained at the corporate facility. In addition, the Company has planned an expansion of the centralized manufacturing unit can be accomplished by utilizing available space and a production line system. This expansion can establish the Company with the facility and staff to produce up to 750 to 1,000 complete custom computer systems per day.

          An important element of the Company's success has been the honest, quality personnel retained by the Corporation. All of the Company's employees embody the philosophy of being "Your Best Friend in Computers" which starts with the Chief Executive Officer, Mr. Brad Cole, and the Company's majority shareholder, Ms. Cynthia Cole. Each of the founders have been instrumental in the selection of key personnel which has reached 48 employees as of the end of 1998, including the main manufacturing and warehouse facility.

          The Company will build on its strengths in the regional Oklahoma marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" America approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its "Heartland" success with a low overhead retail operation of a Radio Shack style storefront. The Company's management believes that this expansion will result in a nationwide enterprise of substantial standing and profitability.

          In addition to traditional retail and wholesale activities, Company management is pleased to report that it has recently obtained the backing of Advanced Micro Devices in a joint effort to establish Computer Masters as the preferred marketer for designated manufacturer products to U.S. Armed Forces military installations across the United States. These efforts will include substantial computer systems sales along with an upgrade initiative for existing desktop computer systems to governmental agencies.

Competition.
------------

          The Company's present and intended business operations will center in areas of great competition, which will include many competitors who are larger, better financed and currently have a national or international image in these fields of endeavor. These competitors will include, in addition to many small other enterprises, the following: Wal-Mart Stores, Inc.; Tandy Corporation; Best Buy Co., Inc.; Circuit City Stores, Inc.; CompUSA, Inc.; Dell Computer Corporation; Gateway, Inc.; Micron Technology, Inc.; Insight Enterprises, Inc.; CDW Computer Centers, Inc.; Micro Warehouse, Inc.; and Apple Computers. The Company will be at a distinct disadvantage in competing with these entities, and its current comparative position in this industry must be deemed to be nominal; however, the Company intends to focus its efforts in rural and "small-town" America, which management believes has been neglected by its major competitors. The Company believes it will be a competitive force in these areas.

Sources and Availability of Raw Materials.
------------------------------------------

          The Company purchases component and upgrade parts from a number of suppliers for further manufacturing or resale activities of complete component systems or upgrade and/or component parts. Most materials are readily available from suppliers.


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          None.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          None.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          On the effectiveness of its Registration Statement on Form 10-SB, the Company became subject to Regulation 14A of the Securities and Exchange Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

          The Company will also be required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          There are no material environmental laws, rules or regulations effecting the present and intended business operations of the Company.

Research and Development Expenses.
----------------------------------

          None.

Number of Employees.
--------------------

           48 full time employees.

Item 2.  Description of Property.
         ------------------------

           Computer Masters has nine stores and a manufacturing/corporate facility.

Store Number              Square Footage              Rent Term

      1                    1,200 sq. ft.              Month to Month
      2                      700 sq. ft.              Pres - Jan 31, 2003
      3                    1,624 sq. ft.              Pres - Feb 21, 2001
      4                      959 sq. ft.              Pres - Jan 31, 2001
      5                    1,200 sq. ft.              Pres - Mar 30, 1999
      6                    1,000 sq. ft.              Pres -June 30, 2000
      7                    3,300 sq. ft.              Pres - Oct 30, 2000
      8                    1,200 sq. ft.              Pres - Apr 30, 2001
      9                      750 sq. ft.              Pres - Jan 01, 2000

TOTAL:                    11,933 sq. ft.

Manufacturing/Corporate    8,500 sq. ft.              Pres - July 31, 2001

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1998, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise; however, an Information Statement was forwarded to stockholders on January 4, 1999, respecting resolutions of the Board of Directors to change the Company's name to "Cole Computer Corporation" and to effect a three for one forward split of the outstanding voting securities of the Company. Stockholders owning approximately 72% of the outstanding voting securities of the Company, with none opposing and none abstaining, adopted, ratified and approved the name change and the forward split. This Information Statement is incorporated herein by reference. See Part III, Item 13.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          There has been no "public market" for shares of common stock of the Company for a number of years. Recently, the Company submitted for quotations of its common stock on the OTC Bulletin Board of the NASD; comments and questions of the NASD respecting this filing have not yet been finalized.
Even the acceptance of the Company for quotations on the OTC Bulletin Board will not mean there is a viable "public market" for the Company's common stock, or if any such market does develop on the OTC Bulletin Board, that it will be maintained or continue. Sales of "restricted securities" issued under the Computer Masters Plan, amounting to approximately 9,480,000 post-split shares, all of which will have satisfied the holding period of Rule 144 of the Securities and Exchange Commission on or after December 22, 1999, could have an adverse effect on any such market.

Holders
-------

          The number of record holders of the Company's common stock as of May 10, 1999, was approximately 290.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          Computer Masters has developed the unique opportunity in the computer markets with sales of parts, software, upgrade components and custom designed computer systems coupled with quality and personal service to retail and wholesale customers as well as local, state and federal government agencies.

          This market niche exists because of the monumental and rapid changes in the computer industry wherein a computer system from last year (or even last month) needs to be upgraded due to technology advances. The ultimate design of every computer system today must consider the need for interchangeable parts so that these systems can be upgraded, with ease, when future technology advances are made.

          Computer Masters has sought to fill this market need by its selection of strategic suppliers, including Advanced Micro Devices, Microsoft and many others, and has grown with such partners to now hold direct purchasing power, which provides a substantial economic advantage over other competitors in its area of focus.

          Computer Masters has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales or complete systems alone or by major retailers who fail to offer parts, upgrade components or professional support to the computer user.

          From its home base in central Oklahoma, Computer Masters has and will continue to be in the development of select market areas in the Midwest, especially rural and "small-town" America, which have been neglected by major computer retailers. This niche currently seeks personal contact with quality support and services to meet their information systems needs, no matter if such consumer is a family, small business, school district, federal government agency or military forces base.

Results of Operations.
----------------------

         The Company achieved revenues from commercial operations of $8,305,479 for the year ended December 31, 1998, as compared to $4,459,475 for the year ended December 31, 1997. Such revenues were derived from sales of computer systems, component parts and upgrade parts from its nine storefront locations in Oklahoma and Arkansas. During 1998, the Company opened four new locations and is pleased to report significant activity accomplishments at each existing and new location.

          During 1998, the Company's gross profit margin was an estimated
10.7% of net sales.   This includes wholesale, government and retail sales
activities. No single customer accounted for more than 10% of sales activities for the year. This gross margin percentage reflects the opening of four new store fronts in 1998.

          The Company incurred a ($191,359) net loss after taxes for the fiscal year ending December 31, 1998, as compared to a net income of $19,471 after taxes for the year ended December 31, 1997. Such activities include all costs of operations along with incurred or accrued costs from the reorganization activities between the public corporation and the privately held Computer Masters (the "Computer Masters Plan" [see Part I, Item 1, "Year Ended December 31, 1998," under the heading "Business Development."])

Liquidity.
----------

           The Company had $205,794 of working capital as of December 31, 1998. This includes current assets of $226,418 in cash, $86,058 in Accounts Receivable, $651,596 of inventory and $12,131 in other current assets. This also includes trade accounts payable of $554,447, accrued purchases/expenses of $155,583, along with current portions of installments and notes payable of $59,879.

          The Company also raised $392,900 through the sale of 392,900 shares of its common stock ("restricted securities") during 1998.

Year 2000
---------

          All hardware products sold by the Company are Year 2000 compliant. However, the Company accepts no responsibility or Y2K compliance with regards to software. Software compliance is the sole responsibility of its respective manufacturers.

          The Company can give no assurance that third parties with whom it intends to do business will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of third parties will result in a material adverse effect on its financial condition or results of operations.

Item 7.  Financial Statements.
         ---------------------

          Independent Auditor's Report

          Balance Sheet as of December 31, 1998

          Statements of Income for the Years ended
          December 31, 1998 and 1997

          Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

          Statements of Cash Flows for the years ended
          December 31, 1998 and 1997

          Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Cole Computer Corporation
    (formerly Pandora's Golden Box)
    Oklahoma City, Oklahoma

We have audited the accompanying balance sheet of Cole Computer Corporation and subsidiary as of December 31, 1998 and the related statements of income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Cole Computer Corporation and subsidiary as of December 31, 1998, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

March 15, 1999

Malone & Bailey, PLLC
Houston, Texas

                          COLE COMPUTER CORPORATION
                       (formerly Pandora's Golden Box)
                                BALANCE SHEET
                           As of December 31, 1998
CURRENT ASSETS
    Cash                                              $         226,418
    Accounts receivable                                          86,058
    Inventory                                                   651,596
    other current assets                                         12,131
       Total Current Assets                                     975,703

EQUIPMENT, less accumulated depreciation of $33,704              69,335

TOTAL ASSETS                                          $       1,045,538

CURRENT LIABILITIES
    Current portion of installment
      notes payable                                     $         9,272
    Demand note payable to stockholder                           50,607
    Accounts payable                                            554,447
    Accrued expenses                                            155,583

    Total Current Liabilities                                   769,909
LONG-TERM DEBT, net of current portion                           24,356

Total Liabilities                                               794,265

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 25,000,000
      shares authorized, 9,940,900 shares
      issued and outstanding                                      9,941
    Paid in capital                                             445,753
    Retained earnings (Deficit)                                (204,421)

Total Stockholders, Equity (Deficit)                            251,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    1,045,538

see accompanying summary of accounting policies and notes to financial statements.

                         COLE COMPUTER CORPORATION
                      (formerly Pandora's Golden Box)
                           STATEMENTS OF INCOME
              For the Years Ended December 31, 1998 and 1997
                                            1998       1997
REVENUES                                $8,305,479    $4,459,475

COST OF SALES
    Materials                            7,147,868     3,887,875
    Labor                                  225,797       107,734
    Other                                   41,732        22,650
       Total Cost of Sales               7,415,397     4,018,259

GROSS MARGIN                               890,082       441,216

Selling expenses                           629,897       221,771
General and administrative                 433,538       172,390

NET INCOME (LOSS) FROM OPERATIONS        ( 173,353)       47,055

Interest (income)                        (     651)     (  1,122)
Interest expense                            26,245        23,079

NET INCOME (LOSS) BEFORE TAXES           ( 198,947)       23,079

INCOME TAX (Benefit)                     (   7,588)        3,608

NET INCOME (LOSS)                        ( 191,359)    $  19,471

Income (loss) per common share              $(.025)        $.003
Weighted average shares outstanding      7,520,077     7,300,002

See accompanying summary of accounting policies and notes to financial statements.

                         COLE COMPUTER CORPORATI0N
                      (formerly Pandora's Golden Box)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998 and 1997
                  - common stock -   Paid in    Retained
                  Shares      $      Capital    (Deficit)   Totals
Balances
December 31, 1996  7,300,002 $ 7,300 ($    223) $( 32,533) $( 25,456)

Net income - 1997                                  19,471     19,471

Balances -
December 31, 1997  7,300,002   7,300 (     222) $( 13,062) (  5,985)

Shares Contributed
by founding
shareholders        (955,725)   (956)      956

shares issued for
services performed
early to mid-1998    955,725     956   285,761               286,717

Shares issued in
connection with
reorganization
December 1998      2,248,000   2,248 1,604,727             1,606,975

Costs of fundraising
shares issued                       (1,816,975)           (1,816,975)
cash paid                           (   21,000)           (   21,000)

Shares sold for cash
December 1998        392,898     393   392,507               392,900

Net income - 1998                                (191,359)  (191,359)

Balances-
December 31, 1998 9,940,900 $ 9,941 $ 445,753  $(204,421)  $ 251,273

See accompanying summary of accounting policies and notes to financial statements.

                         COLE COMPUTER CORPORATION
                      (formerly Pandora's Golden Box)
                          STATEMENTS OF CASH FLOW
              For the Years Ended December 31, 1998 and 1997

                                              1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $(191,359)   $ 19,471
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued for services                 76,718
    Depreciation                              17,597      10,096
    Deferred income taxes                    ( 2,793)      2,793
Change in cash from:
    Accounts receivable                      (25,887)   ( 57,807)
    Inventory                               (520,051)   ( 96,999)
    Other current assets                    (  7,953)   (  4,179)
    Accounts payable                         486,170      15,671
    Accrued expenses                         102,187      53,396
     NET CASH OPERATING ACTIVITIES          ( 65,371)   ( 57,558)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                   ( 30,111)   ( 43,306)

CASH FLOWS FROM FINANCING ACTIVITIES
    stock issued for cash                     392,900
    Cash paid for stock sales consulting    (  21,000)
    Advances by (repayments to) stockholders   50,607   ( 54,862)
    New installment loans                      18,561    175,000
    Principal payments on installment loans  (142,128)  ( 17,805)
     NET CASH FINANCING ACTIVITIES            298,940    102,333

NET INCREASE IN CASH                          203,458      1,469
CASH ON HAND  beginning of year                22,960     21,491
    end of year                              $226,418  $  22,960

SUPPLEMENTAL DISCLOSURES
    Interest paid                            $ 26,245  $  25,098
    Income taxes paid                               0     10,588

See accompanying summary of accounting policies and notes to financial statements.

                         COLE COMPUTER CORPORATION
                      (formerly Pandora's Golden Box)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the dba Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both the Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the "Company") and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") described in Note 3. ESCI is now a wholly-owned subsidiary of the Company. The Company now has nine retail stores in Oklahoma and Arkansas, and also sells to area government agencies and military installations.

All shares transactions for the two-year period have been restated for the 3-for-1 split occurring December 1998. All significant intercompany transactions have been eliminated in the consolidated financial statements.

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and Cash Equivalents include highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

Revenue is recognized when products are delivered. Bad debts are insignificant and are recognized when collection is deemed doubtful by management.

Inventories, include component parts, sub-assemblies and merchandise held for sale, and are valued at the lower of cost or market, using the first-in, first-out method. Obsolete inventory is written down to liquidation value as needed. Virtually all inventory on hand is component parts, as completed computers are sold as they are built.

Equipment is carried at cost and consists of a vehicle and computers used for inventory control and retail point-of-sale terminals.

Depreciation is determined Using the straight-line method based over their estimated useful lives.

Deferred income taxes are determined on the liability method. Timing differences between net income and taxable income as reported result mostly from depreciation timing differences.

Warranty repair expenses are immaterial and no reserve for warranty repairs has been established.

NOTE 2 - RELATED PARTY DEMAND NOTE PAYABLE

The majority stockholder advanced monies to the Company in 1998. The notes attach no collateral, are repayable on demand, and carry a 12% interest rate.

NOTE 3 - INSTALLMENT NOTES PAYABLE

Installment debt is as follows:
                                               l998            1997
    Notes payable to GMAC and Union
    Acceptance, payable in remaining
    installments of $418 and $386,
    respectively, including interest
    at 4.9% and 13.5% APR, respectively,
    secured by equipment and a vehicle    $    33,628    $      20,091
    Notes payable to American State Bank,
    payable in installments of $2,763
    including interest at 10.5% APR,
    secured by substantially all assets                        137,104
    Less: current maturities                  ( 9,272)         (32,100)
      Net long-term debt                  $    24,356         $125,095

The principal portion is due $7,599 in 2000, $8,262 in 2001, $5,632 in 2002
and $2,862 in 2003.

NOTE 4 - INCOME TAXES

As of December 31, 1998, the Company had a net operating loss carryforward of about $200,000, which expires in 2018.

NOTE 5 - COMMON STOCK

in early to mid-1998, the Company paid various consultants and advisers 255,725 shares, which it has valued at $76,718.

In December 1998, the Company agreed to a reorganization with Pandora's Golden Box ("Pandora"), a Nevada publicly-held shell company, whereby the Company's shareholders exchanged 100% of the Company's outstanding stock for 73% of the outstanding shares of Pandora. Pandora had no significant assets or liabilities.

Immediately following this reorganization, all shares were given a 3-for-1 split. A summary of shares issued in connection with the reorganization is as follows:

original shareholders of Cole Computer                 7,300,002
original shareholders of Pandora                         641,025
Promoters and consultants                              1,006,975
Attorneys                                                600,000
                                                       9,548,002
Add: shares sold at $1 in December 1998                  392,898
    Total shares outstanding at
          December 31, 1998                            9,940,900

Stock issued to promoters, consultants and attorneys in connection with the reorganization and fundraising efforts is valued at $1 and is shown as a reduction of paid in capital.

Shortly after the reorganization, $442,900 in cash was raised by the sales of stock at $1 per share, with $392,900 raised in December 1998 and another $50,000 received January 1999. These Monies were used to pay off $118,000 of installment debt, $21,000 in offering costs, with the balance available for operating expenses.

As of March 15, 1999, there were no stock options or warrants outstanding and none have ever been issued.

NOTE 6 - OPERATING LEASES

The Company has nine retail stores and one corporate office. Leases on these spaces vary in cost and term. Rent expense for 1998 and 1997 is $89,785 and $27,236, respectively. Net minimum lease payments are due $84,770 in 1999, $73,645 in 2000 and $21,233 in 2001.

NOTE 7 - MAJOR VENDORS

The following were significant vendors during 1998 and 1997:

                          1998              1997
Mighty Micro, Inc.    $2,222,461 32%    $1,168,628  30%
Lasertech Computer
  Distributors, Inc.   1,361,898  19       769,898  20

Lasertech owns 100,000 shares or 1% of outstanding Company stock. No single customer accounted for as much as 10% of total sales during either year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          See the 8-K Current Report of the Company dated December 23, 1998,
Part III, Item 13.

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


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Sam Bono           Director             3/7/97           12/23/98
                   President

Carol Novick       Sec'y/Treasurer      3/7/97           12/23/98
                   Director

Homer O. Cole III  Director, CEO        12/23/98             *
                   President

Cynthia A. Cole    Director             12/23/98             *
                   Sec'y/Treasurer

Kam Mar            Director             12/23/98             *

S.F. Hartley,      Director             12/23/98             *
D.P.M.


     * This person presently serves in the capacities indicated.

Business Experience.
--------------------

         Homer O. Cole III. Mr. Cole is 43 years of age and is a Director and the President of the Registrant. Mr. Cole's work experience includes serving as Computer Masters Chief Executive Officer since 1991. Mr. Cole has years of previous experience as a Service Manager for several TV and appliance companies who maintained a leading presence based on quality service and integrity in the Oklahoma markets. The Archbishop of Oklahoma City and the President of St. Gregory's University selected Mr. Cole as a founder of the University.

         Cynthia A. Cole. Ms. Cole is 36 years of age and is a Director and the Secretary of the Registrant. Ms. Cole has served as President of Computer Masters since 1991. Ms. Cole received a nursing degree from Rose State College and is a registered nurse. Ms. Cole performs many charitable services within the community and is involved in her community church.

          Kam Mar. Mr. Mar is 58 years of age and is a Director of the Registrant. In 1986, Mr. Mar and his business partner, Tony Ho, developed Elco Computer, a small computer retail store, in Alhambra, California, which, in one year, became a multi-million dollar computer parts distributor. In 1987, he brought the least expensive PC mother board with 1 mega byte of RAM to the market. In 1987, Mr. Mar founded Procomp Computer and was the chief financial officer until 1996. Procomp Computer is a system integrator providing customized micro computers to corporations. In 1989, he founded K.M. Corporation to manufacture 486 mother boards in Sunnyvale, California. In 1994, Lasertech Computer Distributor, Inc. was founded with Mr. Mar as the CEO and CFO.

          S.F. Hartley, D.P.M. Dr. Hartley is 54 years of age and is a Director of the Registrant. He is a well respected podiatrist in Houston, Texas, owns five (5) podiatry clinics and is a co-owner of three (3) surgery centers in the greater Houston area. In addition, Dr. Hartley is a shareholder and Board of Director member of a national company that owns seventy-two (72) podiatry clinics across the U.S. Dr. Hartley is on staff at several hospitals and also serves as the National Representative for the State of Texas on the National Podiatry Board. Dr. Hartley is also a Board of Director member for several commercial banking institutions.

Family Relationships
--------------------

          With the exception that Homer O. Cole III and Cynthia A. Cole are husband and wife, and that Dr. S.F. Hartley is the uncle to Cynthia A. Cole, there are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          To the knowledge of management, required reports under Section 16(a) of the 1934 Act were timely filed by the former directors and executive officers of the Company; Forms 3 of the current directors and executive officers are being filed simultaneous with the filing of this Report.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)          (b)     (c)     (d)      (e)    (f)     (g)    (h)    (i)
                                                    Secur-
                                     Other          ities          All
Name and   Year or                   Annual  Rest-  Under-  LTIP   Other
Principal  Period   Salary   Bonus   Compen- ricted lying   Pay-   Comp-
Position   Ended      ($)     ($)    sation  Stock  Options outs   ensat'n
-----------------------------------------------------------------

Sam Bono,   12/31/97    0       0       0     0       0      0      0
Former      12/31/98    0       0       0     0       0      0      0
President
& Director

Carol
Novick,     12/31/97    0       0       0     0       0      0      0
Former      12/31/98    0       0       0     0       0      0      0
Sec'y/Treas
& Director

Homer O.    12/31/97   $59,315 $25,000  0     0       0      0      0
Cole, III   12/31/98   $37,654   0      0     0       0      0      0
President
& Director

Cynthia     12/31/97   $ 2,831 $25,000  0     0       0      0       0
A. Cole,    12/31/98   $13,439   0      0     0       0      0       0
Sec'y/Treas
& Director

Kam Mar.    12/31/97     0       0      0     0       0      0       0
Director    12/31/98     0       0      0     0       0      0       0

S.F.        12/31/97     0       0      0     0       0      0       0
Hartley,    12/31/98     0       0      0     0       0      0       0
Director, D.P.M.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                    Number
Name and Address            of Class           of Shares Beneficially Owned
----------------           ---------           ----------------------------

Cynthia A. Cole               62%                        6,192,775
11711 South Portland
Oklahoma City, OK 73170

          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his, her or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           -------            -----------------------------

Cynthia A. Cole               62%                  6,192,775
11711 South Portland
Oklahoma City, OK 73170

Homer O. Cole                 -0-                     -0-
11711 South Portland
Oklahoma City, OK 73170

S.F. Hartley, D.P.M.          .007%                   73,000
2201 Juanita Lane
Deer Park, TX 77536

Kam Mar                       .005%                   50,000
1110 Volante Drive
Arcasia, CA 91007

All directors and executive
officers as a group (4)     62.012%                6,315,775


          See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

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

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K
-------------------

          The Company filed an 8-K Current Report dated December 23, 1998, respecting the Computer Masters Plan; See Part III, Item 13.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB**        Part I

         3.1       Initial Articles of Incorporation dated August 4, 1987**

         3.2 Certificate of Amendment to the Articles of Incorporation dated December 31, 1997 respecting the 100 for 1 reverse split**

         3.3       By-Laws**

10-SBA-1 Registration Statement**

Form 8-K Current Report dated 12/23/98**

          2         Agreement and Plan of Reorganization**
                         Exhibit A-   Stockholders and Subscribers of
                                      of Electronic Service, Co., Inc.**
                         Exhibit B-   Pandora's Financial Statements for
                                      the years ended 12/31/97 and 12/31/96**
                         Exhibit B-1- Pandora's Unaudited Balance Sheet
                                      and Statement of Operations for the
                                      Nine Months ended 9/30/98**
                         Exhibit C-   Pandora's Exceptions**
                         Exhibit D-   Electronic Service Co., Inc. Unaudited
                                      Financial Statement for the period
                                      ended 12/31/97**
                         Exhibit D-1  Electronic Service Co., Inc. Unaudited
                                      Balance Sheet for the period ended
                                      5/31/98**
                         Exhibit E-   Electronic Service Co., Inc.
                                      Exceptions**
                         Exhibit F-   Investment Letter**
                         Exhibit G-   Pandora's Compliance Certificate**
                         Exhibit H-   Electronic Service Co., Inc. Compliance
                                      Certificate**

          3 Certificate of Amendment effecting the name change to "Cole Computer Corporation" and the three for one forward split**

         13         Form 10-KSB Annual Report for the year ended December
                    31, 1997**

         16         Letter regarding change in certifying accountants**

         19         Information Statement**



Form 8-KA-1 Current Report dated 12/23/98**

          2 Certificate of Amendment effecting the name change to "Cole Computer Corporation" and effecting the three for one forward split**

          16        Letter regarding change in certifying accountants**

Form 8-KA-2 Current Report dated 12/23/99**

          (a) Audited financial statements of the Company and subsidiaries as of December 31, 1998 and 1997.**

          Independent Auditor's Report**

          Balance Sheet as of December 31, 1998**

          Statements of Income for the Years ended
          December 31, 1998 and 1997**

          Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997**

          Statements of Cash Flows for the years ended
          December 31, 1998 and 1997**

          Notes to Financial Statements**

        (b) Pro forma consolidating income statement and pro forma consolidated condensed balance sheet, taking into account the Agreement and Plan of Reorganization between the Registrant and Electronic Service Co., Inc., an Oklahoma corporation.**

          Pro Forma Consolidating Income Statement**

          Pro Forma Consolidated Condensed Balance Sheet**

          Notes to Pro Forma Consolidated Condensed Balance Sheet**

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

                                    COLE COMPUTER CORPORATION


Date: 5/21/99                       By /s/ Homer O. Cole III, Director
                                        and President


Date: 5/21/99                       By /s/ Cynthia A. Cole, Director
                                        and Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 5/21/99                       By /s/ Homer O. Cole III, Director
                                        and President


Date: 5/21/99                       By /s/ Cynthia A. Cole, Director
                                        and Secretary/Treasurer

Date:                               By
      ------------                      ------------------------------
                                        Kam Mar, Director


Date: 5/21/99                         By  /s/ S. F. Hartley, D.P.M., Director