Form 10QSB
period 1999-03-31
COLE COMPUTER CORP
filed 1999-05-21
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                March 31, 1999

                          Common - 9,990,900 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.


                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                       As of March 31, 1999
CURRENT ASSETS
  Cash                                                          $   58,586
  Accounts receivable                                              126,921
  Inventory                                                        880,275
  Other current assets                                              10,588
     Total Current Assets                                        1,076,370

EQUIPMENT, less accumulated depreciation of $38,923                 66,817

          TOTAL ASSETS                                          $1,143,187


CURRENT LIABILITIES
  Current portion of installment
     notes payable                                              $    9,332
  Demand note payable to stockholder                                52,046
  Accounts payable                                                 666,326
  Accrued expenses                                                 116,927

     Total Current Liabilities                                     844,631
LONG-TERM DEBT, net of current portion                              22,009

     Total Liabilities                                             866,640

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 9,990,900 shares
     issued and outstanding                                          9,991
   Paid in capital                                                 495,704
   Retained earnings (Deficit)                                   ( 229,148)

     Total Stockholders' Equity (Deficit)                          276,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,143,187

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
            Three Months Ended March 31, 1999 and 1998

                                                      1999         1998
REVENUES                                           $2,562,892   $1,619,753

COST OF SALES
  Materials                                         2,151,609    1,334,710
  Labor                                                87,058       40,842
  Other                                                51,834       21,141
     Total Cost of Sales                            2,290,501    1,396,693

  GROSS MARGIN                                        272,391      223,060

Selling expenses                                      165,359       94,942
General and administrative                            131,073       85,819

     NET INCOME (LOSS) FROM OPERATIONS              (  24,041)      42,299

Interest (income)                                   (      29)   (      59)
Interest expense                                          715        5,764

     NET INCOME (LOSS) BEFORE TAXES                 (  24,727)      36,594

INCOME TAX                                                           3,530

     NET INCOME (LOSS)                             $(  24,727)  $   33,064


Income (loss) per common share                         $(.002)      $ .004
Weighted average shares outstanding                 9,975,900    7,300,002

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
            Three Months Ended March 31, 1999 and 1998

                                                        1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $( 24,726)   $ 33,064
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         5,219       4,574
  Change in cash from:
    Accounts receivable                               ( 40,863)   (  1,955)
    Inventory                                         (228,679)   (132,064)
    Other current assets                                             4,179
    Accounts payable                                   111,879      57,597
    Accrued expenses                                  ( 38,656)   (  1,130)
    Income taxes payable                                             3,530
     NET CASH FROM OPERATING ACTIVITIES               (215,826)   ( 32,206)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               (  2,701)   ( 20,468)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                 50,000
  Advances by stockholders                               2,982      48,153
  New installment loans                                             20,468
  Principal payments on installment loans             (  2,286)   (  4,318)
     NET CASH FROM FINANCING ACTIVITIES                 50,695      64,303

NET INCREASE (DECREASE) IN CASH                       (167,832)     11,629
CASH ON HAND - beginning of period                     226,418      22,960

             - end of period                          $ 58,586    $ 34,589

SUPPLEMENTAL DISCLOSURES
  Interest paid                                       $    715    $  5,765
  Income taxes paid                                          0           0

                    COLE COMPUTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Cole Computer Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations.
----------------------

         The Company achieved revenues from commercial operations of $2,562,892 for the quarter ended March 31, 1999, as compared to $1,619,753 for the quarter ended March 31, 1998. Such revenues were derived from sales of computer systems, component parts and upgrade parts from its nine storefront locations in Oklahoma and Arkansas. During 1998, the Company opened four new locations and is pleased to report significant activity accomplishments at each existing and new location.

          During 1998, the Company's gross profit margin was an estimated
10.7% of net sales.   This includes wholesale, government and retail sales
activities. No single customer accounted for more than 10% of sales activities for the year. This gross margin percentage reflects the opening of four new store fronts in 1998.

          The Company incurred a ($24,727) net loss after taxes for the quarter ended March 31, 1999, as compared to a net income of $33,064 after taxes for the quarter ended March 31, 1998. Such activities include all costs of operations along with incurred or accrued costs from the reorganization activities between the public corporation and the privately held Computer Masters.

Liquidity.
----------

           The Company had current assets of $58,586 in cash, $126,921 in Accounts Receivable and $880,275 of inventory. The Company had trade accounts payable of $666,326, accrued purchases/expenses of $116,927, along with current portions of installments and notes payable of $9,332.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLE COMPUTER CORPORATION


Date: 5/20/99                       By/s/Homer O. Cole III
      ------------                      --------------------------
                                        Homer O. Cole III, Director
                                        and President


Date: 5/20/99                       By/s/Cynthia A. Cole
      ------------                      ----------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 5/20/99                       By/s/Homer O. Cole III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and President


Date: 5/20/99                       By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

Date: 5/20/99                       By/s/Kam Mar
      ------------                      ------------------------------
                                        Kam Mar, Director


Date: 5/20/99                       By/s/S. F. Hartley, D.P.M.
      ------------                      ------------------------------
                                        S. F. Hartley, D.P.M., Director