Form 10QSB
period 1999-06-30
COLE COMPUTER CORP
filed 1999-08-16
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

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

                                June 30, 1999

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


                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                       As of June 30, 1999
CURRENT ASSETS
  Cash                                                           $  10,515
  Accounts receivable                                               63,050
  Insurance claim receivable                                  127,755
  Inventory                                                        799,787
  Other current assets                                              13,780
     Total Current Assets                                        1,014,887

EQUIPMENT, less accumulated depreciation of $38,923                 71,070

          TOTAL ASSETS                                          $1,085,957

CURRENT LIABILITIES
  Current portion of installment
     notes payable                                               $   6,883
  Demand note payable to stockholder                                54,051
  Accounts payable                                                 696,875
  Accrued expenses                                                 158,489

     Total Current Liabilities                                     916,298
LONG-TERM DEBT, net of current portion                              22,368

     Total Liabilities                                             938,666

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 9,990,900 shares
     issued and outstanding                                          9,991
   Paid in capital                                                 495,704
   Retained earnings (Deficit)                                    (358,404)

     Total Stockholders' Equity (Deficit)                          147,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,085,957

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
     Three and Six Month Periods Ended June 30, 1999 and 1998
                                 - - - - 1999 - - - -  - - - - 1998 - - - -
                                3 Months     6 Months    3 Months   6 Months
REVENUES                        $2,130,159  $4,693,051  $1,825,898 $3,445,651

COST OF SALES                    1,894,903   4,185,404   1,687,192  3,083,885

  GROSS MARGIN                     235,256     507,647     138,706    361,767

Selling expenses                   222,737     388,096     129,171    224,113
General and administrative         140,981     272,054      69,927    155,746

  NET INCOME (LOSS)
     FROM OPERATIONS              (128,462)   (152,502)   ( 60,392)  ( 18,092)

Other (income) and expense

  Interest (income)                 (   14)     (   43)   (    372)  (    430)
  Interest expense                     807       1,522       3,624      9,388

  NET INCOME (LOSS)
     BEFORE TAXES                 (129,255)   (153,981)   ( 63,644)  ( 27,050)

INCOME TAX (benefit)                                      (  3,530)

     NET INCOME (LOSS)          $ (129,255) $ (153,981) $ ( 60,114)$ ( 27,050)

Income (loss) per
  common share                     $(0.013)    $(0.015)    $(0.008)   $(0.004)
Weighted average
  shares outstanding             9,990,900   9,974,233   7,300,002  7,300,002

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
             Six Months Ended June 30, 1999 and 1998

                                                        1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(153,981)  $( 27,050)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                        12,441       8,798
  Change in cash from:
    Accounts receivable                                 23,008    (  1,227)
    Insurance claim receivable                        (127,755)
    Inventory                                         (148,191)   (393,216)
    Other current assets                              (  3,192)    (    13)
    Accounts payable                                   142,427     338,183
    Accrued expenses                                     2,906      63,418

     NET CASH FROM OPERATING ACTIVITIES               (252,337)   ( 11,107)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               ( 14,176)   ( 22,543)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                 50,000
  Advances by (loans to) stockholders                    4,987      48,774
  New installment loans                                             20,468
  Principal payments on installment loans             (  4,377)   (  9,989)

     NET CASH FROM FINANCING ACTIVITIES                 50,610      59,253

NET INCREASE (DECREASE) IN CASH                       (215,903)     25,603

CASH ON HAND - beginning of period                     226,418      22,960

             - end of period                          $ 10,515    $ 48,563

SUPPLEMENTAL DISCLOSURES
  Interest paid                                       $  1,522    $  9,388
  Income taxes paid                                          0           0

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


NOTE 2.  THEFT LOSS

In May 1999, the Company suffered a theft loss of $127,755 through the unauthorized use of credit cards. Management has filed a claim with its insurance carrier and believes the amount is fully reimbursable.

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

Results of Operations.
----------------------

         The Company achieved revenues from commercial operations of $2,130,159 for the quarter ended June 30, 1999, as compared to $1,825,898 for the quarter ended June 30, 1998. Such revenues were derived from sales of computer systems, component parts and upgrade parts from its nine storefront locations in Oklahoma and Arkansas. During 1998, the Company opened four new locations and is pleased to report significant activity accomplishments at each existing and new location.

          During 1998, the Company's gross profit margin was an estimated
10.7% of net sales.   This includes wholesale, government and retail sales
activities. No single customer accounted for more than 10% of sales activities for the year. This gross margin percentage reflects the opening of four new store fronts in 1998.

          The Company incurred a ($129,255) net loss after taxes for the quarter ended June 30, 1999, as compared to a net loss of ($60,114) for the quarter ended June 30, 1998. Such activities include all costs of operations along with incurred or accrued costs from the reorganization activities between the public corporation and the privately held Computer Masters.

Liquidity.
----------

           The Company had current assets of $10,515 in cash, $63,050 in Accounts Receivable and $799,787 of inventory. The Company had trade accounts payable of $696,875, accrued purchases/expenses of $158,489, along with current portions of installments and notes payable of $6,883.

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

                                    COLE COMPUTER CORPORATION


Date: 8/13/99                       By/s/Homer O. Cole III
      ------------                      --------------------------
                                        Homer O. Cole III, Director
                                        and President


Date: 8/13/99                       By/s/Cynthia A. Cole
      ------------                      ----------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 8/13/99                       By/s/Homer O. Cole III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and President


Date: 8/13/99                       By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

Date: 8/13/99                       By/s/Kam Mar
      ------------                      ------------------------------
                                        Kam Mar, Director


Date: 8/13/99                       By/s/S. F. Hartley, D.P.M.
      ------------                      ------------------------------
                                        S. F. Hartley, D.P.M., Director