Form 10QSB
period 1999-09-30
COLE COMPUTER CORP
filed 1999-11-12
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                   Commission File No.:0-23819


                    COLE COMPUTER CORPORATION
                    -------------------------
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        76-0547762
         ------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      11711 South Portland
                 Oklahoma City, Oklahoma 73170
                 -----------------------------
             (Address of Principal Executive Offices)

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

                              September 30, 1999

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

                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                     As of September 30, 1999


CURRENT ASSETS
  Cash                                            $   76,507
  Accounts receivable                                     85,111
  Insurance claim receivable                            127,755
  Inventory                                               725,950
  Other current assets                               15,320
     Total Current Assets                             1,030,644

EQUIPMENT, less accumulated depreciation of $51,522      65,693

          TOTAL ASSETS                                      $1,096,337


CURRENT LIABILITIES
  Current portion of installment
     notes payable                               $    6,883
  Notes payable                                           332,755
  Demand note payable to stockholder                   47,487
  Accounts payable                                  407,415
  Accrued expenses                                  163,727

     Total Current Liabilities                         958,267
LONG-TERM DEBT, net of current portion                 20,601

     Total Liabilities                              978,868

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 9,990,900 shares
     issued and outstanding                               9,991
   Paid in capital                                  495,704
   Retained earnings (Deficit)                     (388,226)

     Total Stockholders' Equity (Deficit)            117,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,096,337

                           COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
  Three and Nine Month Periods Ended September 30, 1999 and 1998


                                                     - - - - 1999 - - - -
                       - - - - 1998 - - - -
                                   3 Months            9 Months            3
Months                                9 Months

REVENUES                          $2,183,846          $6,876,897
$2,473,917                              $5,919,568

COST OF SALES                      1,730,352           5,915,756
2,157,435                               5,241,320

  GROSS MARGIN                       453,494             961,141
316,482                                 678,248

Selling expenses                     286,378             674,474
191,186                                 415,299
General and administrative           193,733             465,789
93,029                                 248,775

  Total Operating Expenses           480,112           1,140,263
284,216                                 664,075

  NET INCOME (LOSS)
     FROM OPERATIONS                ( 26,618)           (179,122)
32,266                                  14,173

Other income and (expense)
  Interest income                                             43
 131                                     561
  Interest (expense)                  (3,204)           (  4,726)           (
11,144)                               ( 20,532)

  NET INCOME (LOSS)
     BEFORE TAXES                   ( 29,822)           (183,805)
21,253                                (  5,798)

INCOME TAX (benefit)


     NET INCOME (LOSS)            $ ( 29,822)         $ (183,805)         $
21,253                              $ (  5,798)


Income (loss) per
  common share                        $(0.00)             $(0.02)
$ 0.00                                  $(0.00)
Weighted average
  shares outstanding               9,990,900           9,985,344
7,300,002                               7,300,002

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
          Nine Months Ended September 30, 1999 and 1998


                                      1999                1998
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)                $(183,805)          $(  5,798)
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                      17,818              13,198
  Change in cash from:
    Accounts receivable                  947            ( 13,669)
    Insurance claim receivable      (127,755)
    Inventory                       ( 74,355)           (657,220)
    Other current assets            (  4,732)            ( 1,120)
    Accounts payable                (147,032)            621,855
    Accrued expenses                   8,144              37,550

NET CASH FROM OPERATING
ACTIVITIES                          (510,770)           (  5,204)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase of equipment             ( 14,176)           ( 30,111)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock               50,000
  Proceeds from short-term loans,
  net of repayments                  332,755
  Advances by (repayments to)
  stockholders                      (  1,576)             47,035
  New installment loans                                   20,468
  Principal payments on
  installment loans                 (  6,144)           ( 19,346)

     NET CASH FROM FINANCING
      ACTIVITIES                     375,035              48,157

NET INCREASE (DECREASE) IN CASH     (149,911)           ( 12,842)

CASH ON HAND - beginning of period             226,418              22,960

             - end of period        $ 76,507            $ 35,802

SUPPLEMENTAL DISCLOSURES
  Interest paid                     $  4,726            $  9,388
  Income taxes paid                        0                   0

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


NOTE 2.  THEFT LOSS

In May 1999, the Company suffered a theft loss of $127,755 through the unauthorized use of credit cards. Management has not written off this amount, because they believe the amount is properly reimbursable.


NOTES 3.  SHORT-TERM NOTES PAYABLE

In connection with the theft loss, the Company agreed to repay the credit card clearing bank, pending an investigation of liability, in 8 monthly installments of $15,000 beginning July 20, 1999, plus a final installment of the remaining balance on March 20, 2000, with no interest.

The Company borrowed $250,000 from a director, stockholder and major supplier. This amount is unsecured and is repayable in February 2000, with 12% interest payable monthly.

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

Results of Operations.
----------------------

         The Company achieved revenues from commercial operations of $2,183,846 for the quarter ended September 30, 1999, as compared to $2,473,917 for the quarter ended September 30, 1998. Such revenues were derived from sales of computer systems, component parts and upgrade parts from its nine storefront locations in Oklahoma and Arkansas. During 1998, the Company opened four new locations and is pleased to report significant activity accomplishments at each existing and new location.

          During 1998, the Company's gross profit margin was an estimated
10.7% of net sales.   This includes wholesale, government and retail sales
activities. No single customer accounted for more than 10% of sales activities for the year. This gross margin percentage reflects the opening of four new store fronts in 1998.

          The Company incurred a ($29,822) net loss after taxes for the quarter ended September 30, 1999, as compared to net income of $21,253 for the quarter ended September 30, 1998. Such activities include all costs of operations along with incurred or accrued costs from the reorganization activities between the public corporation and the privately held Computer Masters.

Liquidity.
----------

           The Company had current assets of $76,507 in cash, $85,111 in Accounts Receivable and $725,950 of inventory. The Company had trade accounts payable of $407,415, accrued expenses of $163,727, along with current portions of installments and notes payable of $6,883.

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

                                    COLE COMPUTER CORPORATION


Date: 11/12/99                          By /s/ Homer O. Cole III
      ------------                      --------------------------
                                        Homer O. Cole III, Director
                                        and President


Date: 11/12/99                          By /s/ Cynthia A. Cole
      ------------                      ----------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 11/12/99                          By /s/ Homer O. Cole III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and President


Date: 11/12/99                          By /s/ Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

Date: 11/12/99                          By /s/ Kam Mar
      ------------                      ------------------------------
                                        Kam Mar, Director


Date: 11/12/99                          By   /s/ S.F. Hartley
      ------------                      ------------------------------
                                        S. F. Hartley, D.P.M., Director