Form 10KSB
period 1999-12-31
COLE COMPUTER CORP
filed 2000-04-14
CIK 828189

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 - $8,737,770.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 14, 1999 - $17,789,818. There are approximately 3,745,225 shares of common voting stock of the Company held by non-affiliates. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on this date.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                                  N/A

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             April 14, 2000

                               10,172,400


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No ___
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Historical.
          -----------

          For a discussion of the business development of Cole Computer Corporation ("Cole," "Computer Masters" or the "Company") from inception through the calendar year ended December 31, 1998, see the Company's Registration Statement on Form 10-SB, as amended, and the Company's 10-KSB Annual Report for the year ended December 31, 1998, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

          During the fiscal year ended December 31, 1999, the following developments occurred:

          * Cole achieved the Gold Level in the Microsoft OEM System Builders Program, which recognized that the Company is a part of a group of Systems Builders that have met additional program and purchasing requirements. The benefit of the Gold Level to Cole's customers is that the Company's technicians can get direct support from Microsoft on all technical issues respecting the systems being built.

          *     Three new retail outlets were opened during 1999.  See Part I,
Item 3.

          * The Company announced one new product, the Cole Crusader IV, featuring the AMD Athlon 800 MHZ Processor, currently believed to be the fastest processor available to consumers.

          Subsequent to the year end, in March, 2000, the Company announced a strategic alliance with BUSlink (www.buslink.com), a major manufacturer of products for computer systems offering a wide variety of Universal Serial Bus
(USB) devices, such as Hard Drives, ReWritable CD-Rom drives, modems and other products. This alliance will assist the Company in its sales to governmental agencies.

Business.
---------

          The Company is an emerging computer corporation which began out of the garage of founders Cynthia A. and Homer O. Cole III, in November, 1991, doing business as Computer Masters, which filled a valuable niche in Oklahoma's computer community providing helpful friendly service while upgrading customer's computers at a fraction of the cost of new systems sold by competitors. The customer demand for helpful service, low cost and state of the art computers drove Computer Masters into the marketing of new computers, in wholesale and retail sales. Computer Masters commenced doing business as "Computer Masters" in 1996; and through high volume sales, was able to aggressively purchase computer parts gaining purchasing power, while reducing computer costs and passing these savings on to customers. Customer demand dictated Computer Masters' growth from a statewide corporation into a multi-state corporation with stores in Arkansas, Texas, Oklahoma, offices in California and monthly computer shows in Texas.

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

          The Company, through its wholly-owned subsidiaries, operates eleven
(11) retail storefront locations under the name of Computer Masters for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All Computer Masters locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have.

          Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www.colecomputercorp.com and www.okcmasters.com), along with "direct to the customer" mail-order, as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e.commerce capabilities for retail, government and wholesale buyers, included a shopping cart with a secure credit card payment system. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.

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

          Manufacturing of custom computers, inventory purchasing/control, strategic marketing and internal accounting are maintained at the corporate facility. In addition, the Company has planned an expansion of the centralized manufacturing unit that can be accomplished by utilizing available space and a production line system. This expansion can establish the Company with the facility and staff to produce up to 750 to 1,000 complete custom computer systems per day.

          An important element of the Company's success has been the honest, quality personnel retained by Computer Masters. All of the Company's employees embody the philosophy of being "Your Best Friend in Computers" which starts with the Chief Executive Officer, Mr. Brad Cole, and the Company's majority shareholder, Ms. Cynthia Cole. Each of the founders has been instrumental in the selection of key personnel which has reached 46 employees as of the date of this Report, including the Company's main manufacturing and warehouse facility.

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

          In addition to traditional retail and wholesale activities, the Company, with the backing of Advanced Micro Devices in a joint effort to establish Computer Masters as the preferred marketer for designated manufacturer products to U.S. Armed Forces military installations across the United States. These efforts will include substantial computer systems sales, along with an upgrade initiative for existing desktop computer systems to governmental agencies. With the recent announcement of a strategic alliance with BUSlink (www.buslink.com), a major manufacturer of products for computer systems utilized by governmental agencies, these arrangements will assist the Company in increasing its sales to governmental agencies.

Competition.
------------

          The Company's present and intended business operations will center in areas of great competition, which will include many competitors who are larger, better financed and currently have a national or international image in these fields of endeavor. These competitors will include, in addition to many small other enterprises, the following: Wal-Mart Stores, Inc.; Tandy Corporation; Best Buy Co., Inc.; Circuit City Stores, Inc.; CompUSA, Inc.; Dell Computer Corporation; Gateway, Inc.; Micron Technology, Inc.; Insight Enterprises, Inc.; CDW Computer Centers, Inc.; Micro Warehouse, Inc.; and Apple Computers. The Company will be at a distinct disadvantage in competing with these entities, and its current competitive position in this industry must be deemed to be nominal; however, the Company intends to focus its efforts in rural and "small-town" America, which management believes has been neglected by its major competitors. The Company believes it will be a competitive force in these areas.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          The only trademark or trade name of the Company is "Computer
Masters."

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          None, except as may be required in the bidding process for government contracts.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          The integrated disclosure system for "small business issuers" adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a small business issuer, defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is a "small business issuer," based upon these guidelines.

          On the effectiveness of the Company's 10-SB Registration Statement, the Company will became subject to the reporting obligations under Securities Exchange Act of 1934, as amended (the "1934 Act.") These requirements include, among others, that the Company must file with the Securities and Exchange Commission annual reports on Form 10-KSB ("SB" denotes a "small business issuer") that contain audited financial statements; quarterly reports on 10-QSB that contain reviewed financial statements; 8-K Current Reports reporting current material events; and proxy or information statements governed by Regulation 14A or C of the Securities and Exchange Commission that are then mailed to stockholders for any matter requiring the vote of consent of stockholders. Principals or 5% stockholders of the Company are also required to report their beneficial ownership and any changes in this ownership on appropriate forms. Directors, executive officers and 10% stockholders are also subject to Section 16(b) of the 1034 Act respecting "short swing" profits.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          There are no material environmental laws, rules or regulations effecting the present and intended business operations of the Company.

Research and Development Expenses.
----------------------------------

          None.

Number of Employees.
--------------------

           46 full time employees.

Item 2.  Description of Property.
         ------------------------

           Computer Masters has eleven stores and a manufacturing/corporate facility.

Store Number              Square Footage              Rent Term

      1                    1,200 sq. ft.              Pres -Sept 31, 2004
      2                      700 sq. ft.              Pres - Jan 31, 2003
      3                    1,624 sq. ft.              Pres - Feb 21, 2001
      4                      959 sq. ft.              Pres - Jan 31, 2001
      5                    1,200 sq. ft.              Pres - Mar 30, 1999
      6                    1,000 sq. ft.              Pres -June 30, 2000
      7                    3,300 sq. ft.              Pres - Oct 30, 2000
      8                    1,200 sq. ft.              Pres - Apr 30, 2001
      9                      750 sq. ft.              Pres - Jan 01, 2000
     10                    1,000 sq. ft.              Pres -Sept 30, 2003
     11                    1,000 sq. ft.              Pres -Sept 30, 2004

TOTAL:                    13,933 sq. ft.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1999, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise; however, an Information Statement was forwarded to stockholders on January 4, 1999, respecting resolutions of the Board of Directors to change the Company's name to "Cole Computer Corporation" and to effect a three for one forward split of the outstanding voting securities of the Company. Stockholders owning approximately 72% of the outstanding voting securities of the Company, with none opposing and none abstaining, adopted, ratified and approved the name change and the forward split. This Information Statement is incorporated herein by reference. See Part III, Item 13.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

         The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "COLV," and these quotations only commenced in 1999; no assurance can be given that any market for the Company's common stock will be maintained. The following stock quotations were provided by the National Quotations Bureau, LLC, and do not represent actual transactions; they also do not reflect mark-ups, mark-downs or sales commissions.

                             STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
[S]                                     [C]                 [C]
March 31, 1999                        Unpriced           Unpriced

June 30, 1999                           $4.00              $3.00

September 30, 1999                      $4.00              $1.50

December 31, 1999                       $2.375             $1.25

Recent Sales of Unregistered Securities.
----------------------------------------

                           Date              Number of           Aggregate
Name or Group            Acquired             Shares           Consideration
-------------            --------            ---------         -------------

Consultants              Mid 1998             955,725            Services*

Predecessor
Stockholders             Dec 1998           2,248,000            Exchange

Limited Offering         Dec 1998             393,898            $392,900

Limited Offering         Jan 1999              50,000            $ 50,000

Consultants              Mid-1999             154,600            Services*

Limited Offering         Feb-2000             224,667            $337,000

               * Shares issued for services in 1998 were issued to attorneys and others for services valued at $286,717; those issued for services in 1999 were for services valued at $307,201.

          All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission; and from various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the last 541,600 shares of "restricted securities" issued as outlined above in 1999 and 2000, all of the remaining outstanding shares of the Company's common stock have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule.

Holders.
--------

          The number of record holders of the Company's common stock as of April 14, 2000, was approximately 309.

Dividends.
----------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

         Cole's objective is to maximize the stockholders' value by executing a strategy that focuses on the priority of growth, profitability, customer satisfaction and service. The following discussion highlights the Company's performance in context to these priorities, and it should be read in conjunction with the financial statements (including related notes) accompanying this Report.

         Cole has created a revenue stream of over $8,700,000 with only eleven stores, three of which commenced operations the latter part of 1999. Cole has an established client base with steadily increasing revenue in its retail markets. Gross margin has increased 50% from 1998. Emphasis by management in 2000 will be to further increase margins in all areas of the business. Total revenues of 1999 were $8,737.770, 5.2% higher than 1998.

         Management implemented programs which produced dramatic improvements in cost controls and contribution margins. The Company, however, had to make extensive investments in the areas of personnel, administration, administrative support and infrastructure to handle the significant growth that comes about by the Company's award of a General Services Administration's Federal Supply Contract five year contract, which has an additional five year renewable option.

         The framework for building GSA sales within the Federal Government as well as expanding GSA contract sales to state and local governments, is now in place. The hiring of a network of Independent GSA Sales Agents has begun. This force will be seasoned government sales veterans, who will operate as Independent Sales Agents on a commission only basis and will call on familiar customers with whom they have dealt the past.

          The Company is placing heavy emphasis on increased sales in its retail distribution market of Computer Master stores. The Company has also established a minimum annual revenue quota for 2000 of $1,000,000 per store, with a sales mix target of 60% coming from retail customers and the balance of 40% coming from government, education and wholesale customers. These are only estimates and would represent a substantial increase in revenues.

          This revenue will be complimented by revenue through our Headquarters' Sales Operations, specifically the Government Sales and Education Division, which will operate with a network of Independent Sales Agents calling on government customers at the federal, state and local levels.

          The minimum revenue quota for the Government Sales and Education Division is $4,000,000 based on current personnel, with an increase of $250,000 per month for each Independent Sales Agent added to the program. While starting in the second quarter, the expansion of our Independent Sales Agent program will not be fully functional until the third quarter of 2000. This will show a dramatic increase in government sales as Cole expands its distribution channel via Independent Agents. No assurance can be given that these results will occur, and various economic factors could have an adverse effect on these projections.

          During 1999, the Company expended considerable advertising dollars to generate revenue. Management has determined a new agency and advertising campaign is needed to increase retail store sales. Management is in the process of setting in place a more cost-effective advertising program. To this end, management is engaged in negotiating and soliciting advertising proposals from several agencies.

          1999 was a difficult year for the Company to reduce cost of sales. The Company did not have the leverage to develop better pricing with key vendors. Management is now working to establish lines of credit large enough so that a sizable reduction in cost of goods purchased will result in a reduction of cost of goods sold and increase margins. The Company has been aggressively working on increasing profit by utilizing vendor rebates, as well as vendor buying opportunities to increase leverage and Cole's return on inventory investments.

          It is the goal of the Company during 2000 to turn over inventory at a minimum of 24 times a year, with the target for 2000 of 48 times; this is an aggressive estimate. Coupled with costs controls, established detailed expense account procedures, new credit card policies, travel policies, a new President, new CPA and new Corporate Officer to manage the Government Sales and Education Division, this should help the Company to increase revenue, profitability and growth.

          During 2000, Cole is expanding its Internet business and will launch several unique Internet revenue generating operations that will compliment Cole's existing business. Management has also increased emphasis on productivity and expects productivity of employees to dramatically increase.

          The Company is continuing to build on its strengths and expand retail outlets during 2000 on both the East and West coasts. This will be commenced in the third quarter. The awarding of the five year GSA Federal Supply Schedule is key to this growth expansion. It took an incredible investment of time, personnel and money to negotiate this contract during 1999. The Company is now in a position to take advantage of this five year contract and its five year renewable option.

          Gross margin increase and percentage of net sales increase during 1999 as compared to 1998 was primarily the result of a shift in revenue mix and inventory controls, the establishment of better forecasting of demands, reduced inventory carrying levels, related costs and the cost of financial exposure resulting from obsolescent and excess inventory levels. These procedures are on-going by management.

          The Company has also dramatically reduced inventory and increased its returns under manufactures' RMA programs. The Company reduced its outstanding RMA's to less than half of 1998 levels during 1999, with a target of having no backlog in RMA's in 2000. Management intends to handle all RMA's during the same month the returns takes place. This change has allowed the Company to dramatically reduce carrying of non-saleable inventory, acquire appropriate credits, replacement parts or other benefits from suppliers in a timely manner.

Results of Operations.
----------------------

          The Company's revenue from commercial operations was $8,737,770 for the year ended December 31, 1999, as compared to $8,305,479 for the year ended December 31, 1998. Such revenue was derived from the sales of computer systems, components and upgraded parts and the providing services by Cole's 11 Computer Master stores located in Oklahoma, Texas and Arkansas. During 1999, the Company opened three new Computer Master stores and each has had significant revenues to date.

          During 1999, the Company's gross profit margin was an estimated 15.3% of net sales representing a 50% increase in contribution margin. This includes wholesale, government and retail sales activities. No single customer accounted for more than 10% of the Company's sales activities during 1999. This gross margin increase reflects management's commitment to profitability and stockholders' equity.

          The Company incurred a ($689,293) net loss after taxes for the fiscal year ending December 31, 1999, as compared to a net loss of ($191,359) after taxes for the year ended 1998. Such activities include all costs of operation along with incurred and accrued loss from the reorganization activities between the public and the private corporations and the GSA contract investments.

          While the Company has sustained a loss in 1999, the relevant impact per stockholder is only $0.066 per share. This loss has allowed the Company to prepare itself for expansion and growth by implementing key hiring of senior management, policies, procedures and contracts that are needed for its growth.

Liquidity.
----------

          The Company had a deficit of ($477,831) of working capital as of December 31, 1999. This deficit of working capital is being addressed by management in several ways. The Company is specifically raising funds via a Private Placement of "restricted" common stock at $1.50 per share. As of March 16, 2000, $492,558 had been deposited for the sale of 328,372 shares of "restricted securities" (common stock). In addition, the notes payable to LTC of $250,000 have been converted to Company common stock at a price approved by the Board of Directors in July 1999, of one share of Cole common stock for each $1.00 of debt. This deficit was also affected by an increase of G & A expenses to $1,020,691 in 1999, compared to $433,538 in 1998. This increase in G & A expenses was primarily in gross wages, the value of the Company's common stock issued for services and to continue expansion and growth, plus the additional efforts to handle the GSA Federal Supply Schedule negotiations during 1999. The Company expects these expenses to continue in support of its anticipated growth, but at a rate much lower than the increase between 1998 and 1999.

          Cole through its Computer Master's retail operations, has developed a unique opportunity in the computer market for sales of parts, software, upgrade components, custom designed computers and service of personal computers through its strategically located retail stores. The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressures on gross margins, short product life cycles, continued improvement in product pricing and performance characteristics and price sensitivity on the part of the consumer. The Company expects downward pressures on gross margins to be a consideration that management must continue to address. The increase in productivity, emphasis on better pricing from suppliers and increase in sales per employee should help compensate and protect the Company against some of these negative realities.

          Cole has established a goal of $35,000 per employee per month beginning in the third quarter of 2000 and revenue quotas for both of its Divisions.

          This policy, along with the establishment of other revenue goals and commission only payments in the government and wholesale markets, should enable the Company to produce positive operating results and an improvement in its financial condition in 2000.

          The quota assigned to the Retail Division is $1,000,000 for each Computer Master's store and a $4,000,000 minimum assigned for the Government Sales and Education Division, increasing with every new Independent Sales Agent hired by $250,000 per agent. Cole has set additional target goals to further reduce cost of sales and increase gross margins throughout 2000. These estimates must be considered to be aggressive, in light of 1999 revenues.

          Management has been and is looking at several capital infusion plans for implementation during the second quarter of 2000. This would give Cole the financial security it needs to fund its growth and expansion in other market areas currently being worked on by the Chief Executive Officer.

          To allow Cole's Chief Executive Officer to concentrate on these innovations and market expansion, Homer Cole III stepped down as Chairman of the Board at the March Board meeting. Dr. S.F. Hartley was elected Chairman of the Board.

Item 7.  Financial Statements.
         ---------------------

          Independent Auditor's Report

          Balance Sheet as of December 31, 1999

          Statements of Income for the Years ended
          December 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          December 31, 1999 and 1998

          Notes to Financial Statements

                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Cole Computer Corporation
   (formerly Pandora's Golden Box)
   Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Cole Computer Corporation and subsidiary as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Cole Computer Corporation and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

February 29, 2000

Malone & Bailey, PLLC
Houston, Texas

                    COLE COMPUTER CORPORATION
                 (formerly Pandora's Golden Box)
                   CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1999 and 1998
                                           1999           1998
CURRENT ASSETS
  Cash                                   $  154,791    $  226,418
  Accounts receivable                       102,846        86,058
  Theft loss receivable                     105,530
  Inventory                                 377,444       651,596
  Income tax refunds receivable              10,588
  Other current assets                        7,532        12,131

     Total Current Assets                   758,731       975,703

EQUIPMENT, less accumulated depreciation of
  $76,841 and $33,704                       171,485        69,335

Construction in progress                     34,852
Deferred contract costs                     236,645

          TOTAL ASSETS                   $1,201,713    $1,045,538

CURRENT LIABILITIES
  Notes payable                          $  384,852
  Current portion of installment notes
      payable                                24,563    $    9,272
  Demand note payable to stockholder         45,565        50,607
  Accounts payable                          592,187       554,447
  Accrued expenses                          189,395       155,583

     Total Current Liabilities            1,236,562       769,909

LONG-TERM DEBT, net of current portion       15,970        24,356

     Total Liabilities                    1,252,532       794,265

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 10,114,900 and
      9,940,900 shares issued and
      outstanding, respectively              10,114         9,941
   Paid in capital                          802,781       445,753
   Retained earnings (Deficit)            ( 863,714)    ( 204,421)

     Total Stockholders' Equity (Deficit) (  50,819)      251,273

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $1,201,713    $1,045,538

         See accompanying summary of accounting policies and notes to financial statements.

                    COLE COMPUTER CORPORATION
                 (formerly Pandora's Golden Box)
                CONSOLIDATED STATEMENTS OF INCOME
          For the Years Ended December 31, 1999 and 1998

                                                      1999         1998
REVENUES, net of returns and allowances
  of $174,432 and $166,930                         $8,737,770   $8,305,479

COST OF SALES
  Materials                                                      7,148,112
     7,147,868
  Labor                                               173,690      225,797
  Other                                                76,332       41,732
     Total Cost of Sales                            7,398,134    7,415,397

  GROSS MARGIN                                      1,339,636      890,082

Selling expenses                                      955,981      629,897
General and administrative                          1,020,691      433,538

     NET (LOSS) FROM OPERATIONS                     ( 637,036)   ( 173,353)

Interest income                                            43          651
Interest (expense)                                  (  22,300)   (  26,245)

     NET (LOSS) BEFORE TAXES                        ( 659,293)   ( 198,947)

INCOME TAX (Benefit)                                             (   7,588)

     NET (LOSS)                                    $( 659,293)  $( 191,359)


Income (loss) per common share                         $(.066)      $(.025)
Weighted average shares outstanding                10,041,879    7,520,077

         See accompanying summary of accounting policies and notes to financial statements.

                    COLE COMPUTER CORPORATION
                 (formerly Pandora's Golden Box)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 1999 and 1998

                                     - Common stock -             Paid in
      Retained
                            Shares                $               Capital
     (Deficit)             Totals
Balances -
  December 31, 1997    7,300,002   $ 7,300   $(    223) $( 13,062) $(  5,985)

Shares contributed
  by founding
  shareholders          (955,725)     (956)        956

Shares issued for
  services performed
  early to mid-1998      955,725       956     285,761               286,717

Shares issued in
  connection with
  reorganization
  December 1998        2,248,000     2,248   1,604,727             1,606,975

Costs of fundraising
  - shares issued                           (1,816,975)           (1,816,975)
  - cash paid                               (   21,000)           (   21,000)

Shares sold for cash
  December 1998          392,898       393     392,507               392,900

Net (loss) - 1998                                        (191,359)  (191,359)

Balances -
  December 31, 1998    9,940,900     9,941     445,753   (204,421)   251,273

Shares sold for cash

  January 1999            50,000        50      49,950                50,000

Adjustment of shares
  issued in connection
  with reorganization
  December 1998           50,000        50   (      50)

Shares contributed
  by founding
  shareholders          ( 81,100)     ( 81)         81

Shares issued for
  services               154,600       154     307,047               307,201

Net (loss) - 1999                                        (659,293)  (659,293)

Balances -
  December 31, 1999   10,114,400   $10,114   $ 802,781  $(863,714) $( 50,819)

         See accompanying summary of accounting policies and notes to financial statements.

                    COLE COMPUTER CORPORATION
                 (formerly Pandora's Golden Box)
               CONSOLIDATED STATEMENTS OF CASH FLOW
          For the Years Ended December 31, 1999 and 1998

                                                        1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(659,293)  $(191,359)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued for services                          307,200      76,718
     less:  amount deferred until next year           (  4,500)
    Depreciation                                        43,137      17,597
    Deferred income taxes                                         (  2,793)
  Change in cash from:
    Accounts receivable                               ( 16,788)   ( 25,887)
    Inventory                                          274,152    (520,051)
    Other current assets                              (  1,488)   (  7,953)
    Accounts payable                                    37,739     486,170
    Accrued expenses                                    33,812     102,187
     NET CASH FROM OPERATING ACTIVITIES                 13,971    ( 65,371)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               (145,287)   ( 30,111)
  Payments on construction in progress                ( 34,852)
  Payments on deferred contract costs                 (236,645)
     NET CASH FROM INVESTING ACTIVITIES               (416,784)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash loan by a major vendor and stockholder          250,000
  Cash loan by a stockholder                            34,852
  Proceeds from a bank credit line                     100,000
  Reimbursements to a bank for the theft loss         (110,791)
    Less:  non-cash portion of loan increase            22,225
  Stock issued for cash                                 50,000     392,900
  Less:  cash paid for costs of fundraising                       ( 21,000)
  Advances by (repayments to) founding stockholder    (  5,042)     50,607
  New installment loans                                             18,561
  Principal payments on installment loans             ( 10,058)   (142,128)
     NET CASH FROM FINANCING ACTIVITIES                331,186     298,940

NET CHANGE IN CASH                                    ( 71,627)    203,458

CASH ON HAND - beginning of year                       226,418      22,960

             - end of year                           $ 154,791   $ 226,418


SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $  21,800   $  26,245
  Income taxes paid                                          0           0

         See accompanying summary of accounting policies and notes to financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the dba Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both the Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the "Company") and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") described in Note 5. ESCI is now a wholly-owned subsidiary of the Company. The Company now has eleven retail stores in Oklahoma, Arkansas and Texas, and also sells to area government agencies and military installations.

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

Inventories include component parts, sub-assemblies and merchandise held for sale, and are valued at the lower of cost or market, using the first-in, first-out method. Obsolete inventory is written down to liquidation value as needed. Virtually all inventory on hand is component parts, as completed computers are sold as they are built.

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

NOTE 2 - THEFT LOSS RECEIVABLE

In May 1999, the Company incurred losses from shipping goods to various locations, relying on stolen credit card numbers. The thefts were 4 transactions, totaling $127,755 in retail value and $105,530 in cost of inventory. The clearing bank (Banc One) demanded the money back after initially paying the charges, and the Company agreed to a 9-month payout, without interest of the full balance. The criminals were caught and the Company expects to collect either by an insurance claim or a claim against the clearing bank for any monies not refunded in restitution by the criminals. Management believes all amounts are refundable within the year 2000.


NOTE 3 - CONSTRUCTION IN PROGRESS

Construction in progress is for retail location signs, which were about half completed as of December 31, 1999. The remaining $34,852 is due upon completion, estimated to be March 2000.


NOTE 4 - DEFERRED CONTRACT COSTS

The Company was awarded a 5-year federal General Services Administration contract to supply computer systems to government agencies and military bases in February 2000. In connection with seeking this contract, $236,645 in salary and travel costs. This amount was capitalized and will be written off using the straight-line method over a 5-year period beginning with the second quarter of 2000.


NOTE 5 - RELATED PARTY DEMAND NOTE PAYABLE

The majority stockholder advanced monies to the Company in 1998. The notes attach no collateral, are repayable on demand, and carry a 12% interest rate.


NOTE 6 - INSTALLMENT NOTES PAYABLE

Installment debt is as follows:
                                                      1998           1997
  Notes payable to GMAC and Union Acceptance,
    payable in remaining installments of $418 and
    $386, respectively, including interest at 4.9%
    and 13.5% APR, respectively, secured by
    equipment and a vehicle                         $ 23,569       $ 33,628

  Note payable to Banc One to repay theft loss,
     repayable in $15,000 monthly installments,
     no interest and no collateral - see Note 2      16,964

  Less:  current maturities                         (24,563)       ( 9,272)

     Net long-term debt                            $ 15,970       $ 24,356

The long-term principal portion is due $8,262 in 2001, $4,911 in 2002 and $2,798 in 2003.

NOTE 7 - INCOME TAXES

As of December 31, 1999, the Company had a net operating loss carryforward of about $540,000, which expires $200,000 in 2018 and $340,000 in 2019.


NOTE 8 - COMMON STOCK

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

Shortly after the reorganization, $442,900 in cash was raised by the sales of stock at $1 per share, with $392,900 raised in December 1998 and another $50,000 received January 1999. These monies were used to pay off $118,000 of installment debt and $21,000 in offering costs, with the balance available for operating expenses.

In late 1999, the Company issued 154,600 shares to employees and consultants during 1999 for services rendered.

As of February 29, 2000, there were 10,000 options outstanding to purchase Company stock at $1.50. These options are exercisable anytime until November 1, 2002, when they expire.


NOTE 9 - OPERATING LEASES

The Company has eleven retail stores and one corporate office. Leases on these spaces vary in cost and term. Rent expense for 1999 and 1998 is $96,436 and $89,785, respectively. Net minimum lease payments are due $111,145 in 2000, $67,284 in 2001, $50,400 in 2002, $42,450 in 2003, and $24,750
thereafter.

NOTE 10 - MAJOR VENDORS

The following were significant vendors during 1999 and 1998:

                                       1999                  1998
     Lasertech Computer
       Distributors, Inc.            $2,604,288  37%   $1,361,898    19
     Mighty Micro, Inc.                 824,379  12     2,222,461    32%
     Max Group Corporation              672,531  12
     Continental Technology             656,488  12

Lasertech owns 100,000 shares or 1% of outstanding Company stock, and loaned the Company $250,000 during 1999. No single customer accounted for as much as 10% of total sales during either year.


NOTE 11 - SUBSEQUENT EVENTS

The Company began raising money in January 2000 via a private placement of its common stock at $1.50 per share. As of February 29, 2000, $337,000 had been paid by investors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          See the 8-K Current Report of the Company dated December 23, 1998,
Part III, Item 13.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

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


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Homer O. Cole III  Director, CEO         12//98              *
                   President                               03/00

Cynthia A. Cole    Director               12/98              *
                   Sec'y/Treasurer

Kam Mar            Director               12/98              *

S.F. Hartley,      Director               12/98              *
D.P.M.          Chairman             03/00

John L. Ruth       President              04/00              *
                   Director               04/00              *

     * This person presently serves in the capacities indicated.


Business Experience.
--------------------

         Homer O. Cole III. Mr. Cole is 44 years of age and is a Director and the CEO of the Company. Mr. Cole's work experience includes serving as Computer Masters Chief Executive Officer since 1991. Mr. Cole has years of previous experience as a Service Manager for several TV and appliance companies who maintained a leading presence based on quality service and integrity in the Oklahoma markets. The Archbishop of Oklahoma City and the President of St. Gregory's University selected Mr. Cole as a founder of the University.

         Cynthia A. Cole. Ms. Cole is 37 years of age and is a Director and the Secretary of the Company. Ms. Cole has served as President of Computer Masters since 1991. Ms. Cole received a nursing degree from Rose State College and is a registered nurse. Ms. Cole performs many charitable services within the community and is involved in her community church.

          Kam Mar. Mr. Mar is 59 years of age and is a Director of the Company. In 1986, Mr. Mar and his business partner, Tony Ho, developed
Elco Computer, a small computer retail store, in Alhambra, California, which, in one year, became a multi-million dollar computer parts distributor. In 1987, he brought the least expensive PC mother board with 1 mega byte of RAM to the market. In 1987, Mr. Mar founded Procomp Computer and was the chief financial officer until 1996. Procomp Computer is a system integrator providing customized micro computers to corporations. In 1989, he founded K.M. Corporation to manufacture 486 mother boards in Sunnyvale, California. In 1994, Lasertech Computer Distributor, Inc. was founded with Mr. Mar as the CEO and CFO.

          S.F. Hartley, D.P.M. Dr. Hartley is 55 years of age and is the Chairman of the Board of Directors and a Director of the Company. He is a well respected podiatrist in Houston, Texas, owns five (5) podiatry clinics and is a co-owner of three (3) surgery centers in the greater Houston area. In addition, Dr. Hartley is a shareholder and Board of Director member of a national company that owns seventy-two (72) podiatry clinics across the U.S. Dr. Hartley is on staff at several hospitals and also serves as the National Representative for the State of Texas on the National Podiatry Board. Dr. Hartley is also a Board of Director member for several commercial banking institutions.

          John L. Ruth. Mr. Ruth is 46 years of age and is the President and a Director of the Company. In April 1999, Lt. Col. John L. Ruth joined the Company. Mr. Ruth had a decorated, 22 year career in the United States Air Force with his most recent posting as the Director of Logistics, 72nd Air Base Wing at Tinker AFB in Oklahoma. Lt. Col. Ruth had direct responsibility for the $7 Billion supply and equipment accounts at Tinder AFB and held management responsibility for the $200 Million annual General Support Division stock fund budget. He had direct oversight of over 500 Tinker AFB civilian and military personnel. Lt. Col. Ruth has received numerous commendations, decorations and awards including the Meritorious Service Medal with two oak leaf clusters and the Air Force Commendation Medal with two oak leaf clusters. He is a graduate of the Air Command and Staff College. Lt. Col. Ruth earned a Masters degree in Human Relations from the University of Phoenix, Salt Lake City, Utah and a Bachelor's degree in Business Administration/Marketing from Florida State University. Lt. Col. Ruth is married, the father of one daughter and is a well-respected community and church leader.

Family Relationships.
---------------------

          With the exception that Homer O. Cole III and Cynthia A. Cole are husband and wife, and that Dr. S.F. Hartley is the uncle to Cynthia A. Cole, there are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)          (b)     (c)     (d)      (e)    (f)     (g)    (h)    (i)
                                                    Secur-
                                     Other          ities          All
Name and   Year or                   Annual  Rest-  Under-  LTIP   Other
Principal  Period   Salary   Bonus   Compen- ricted lying   Pay-   Comp-
Position   Ended      ($)     ($)    sation  Stock  Options outs   ensat'n
-----------------------------------------------------------------
Homer O.    12/31/99   $63,127  0       0     *       0      0      0
Cole, III   12/31/98   $37,654  0       0     0       0      0      0
CEO &
Director

Cynthia     12/31/99   $15,890  0       0     0       0      0      0
A. Cole,    12/31/98   $13,439  0       0     0       0      0      0
Sec'y/Treas
& Director

Kam Mar.    12/31/99     0      0       0     0       0      0      0
Director    12/31/98     0      0       0     0       0      0      0

S.F.        12/31/99     0      0       0     0       0      0      0
Hartley,    12/31/98     0      0       0     0       0      0      0
Director, D.P.M.

John L.Ruth,12/31/99   $31,200  0       0     *       0      0      0
President
& Director

               * Shares of "restricted securities (common stock) of the Company were issued as bonuses, as follows, during fiscal
                    1999: Homer O. Cole, III, 36,400 shares; and John L. Ruth,
                    50,000 shares.


Bonuses and Deferred Compensation.
----------------------------------

         None, unless included in the foregoing table.

Compensation Pursuant to Plans.
-------------------------------

         None, unless included in the foregoing table.


Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

         None, unless included in the foregoing table.


Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts.
---------------------

          None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                    Number
Name and Address            of Class           of Shares Beneficially Owned
----------------           ---------           ----------------------------

Cynthia A. Cole               61%                        6,192,775
11711 South Portland
Oklahoma City, OK 73170

          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his, her or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                          Percentage                     Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           -------            -----------------------------

Cynthia A. Cole               61%                     6,192,775
11711 South Portland
Oklahoma City, OK 73170

Homer O. Cole                .004%                       36,400
11711 South Portland
Oklahoma City, OK 73170

S.F. Hartley, D.P.M.         .007%                       98,000
2201 Juanita Lane
Deer Park, TX 77536

Kam Mar                      .005%                       50,000
1110 Volante Drive
Arcasia, CA 91007

John L. Ruth                 .005%                       50,000
6201 S E 56th Street
Oklahoma City, OK 73130

All directors and executive
officers as a group (5)      61.02%                     6,427,175

          See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

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

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K
-------------------

         No 8-K Current Reports were filed by the Company during the last quarter of the year ended December 31, 1999.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB**        Part I

10-KSB Annual Report for the year ended     Part I
December 31, 1998**

Form 8-K Current Report dated December 23     Part I
1998

Information Statement dated January 4,        Part I
1999**

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

                                    COLE COMPUTER CORPORATION


Date: 04/14/00                       By /s/ Homer O. Cole, III
                                        ----------------------
                                        Homer O. Cole III, Director
                                        and CEO


Date: 04/14/00                       By /s/ Cynthia A. Cole
                                        -------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

Date: 04/14/00                       By  /s/ S. F. Hartley
                                        ------------------
                                         S. F. Hartley, D.P.M., Director
                                         and Chairman of the Board

Date: 04/14/00                       By  /s/ John L. Ruth
                                         ----------------
                                         John L. Ruth, President and
                                         Director