Form 10QSB
period 2000-03-31
COLE COMPUTER CORP
filed 2000-05-15
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
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

                              March 31, 2000

                          Common - 10,692,772 shares

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

                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                       As of March 31, 2000

CURRENT ASSETS
  Cash                                                        $     95,972
  Accounts receivable                                              108,098
  Theft loss receivable                                            105,530
  Inventory                                                        557,377
  Income tax refunds receivable                                      7,588
  Other current assets                                               6,032

     Total Current Assets                                          880,597

EQUIPMENT, less accumulated depreciation of                         $89,582

                                                                   237,069

Construction in progress                                            34,852
Deferred contract costs                                            236,645

          TOTAL ASSETS                                         $ 1,389,163


CURRENT LIABILITIES
  Notes payable                                                $   100,000
  Current portion of installment notes payable                      16,556
  Demand note payable to stockholder                                37,851
  Accounts payable                                                 587,672
  Accrued expenses                                                 184,703

     Total Current Liabilities                                     926,782

LONG-TERM DEBT, net of current portion                              72,619

     Total Liabilities                                             999,401


STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 10,692,772 shares
     issued and outstanding                                         10,693
   Paid in capital                                               1,544,760
   Retained earnings (Deficit)                                  (1,165,691)

     Total Stockholders' Equity (Deficit)                          389,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,389,163

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months Ended March 31, 2000 and 1999
         .

                                                      2000         1999
REVENUES                                           $2,468,343   $2,562,892

COST OF SALES
  Materials                                         1,938,061    2,151,609
  Labor                                                42,182       87,058
  Other                                                62,595       51,834
     Total Cost of Sales                            2,042,838    2,290,501

  GROSS MARGIN                                        425,505      272,391

Selling expenses                                      421,342      165,359
General and administrative                            293,625      131,073

     NET (LOSS) FROM OPERATIONS                      (289,462)     (24,041)

Interest income                                                         29
Interest (expense)                                   ( 12,514)     (   715)

     NET (LOSS) BEFORE TAXES                         (301,976)     (24,727)

INCOME TAX (Benefit)

     NET (LOSS)                                    $ (301,976)  $  (24,727)



Income (loss) per common share                     $ (   .030)  $  (  .002)
Weighted average shares outstanding                10,150,135    9,975,900

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
        For the Three Months Ended March 31, 2000 and 1999

                                                        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(301,976)  $( 24,726)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued in 1999 for 2000 services               1,500
    Depreciation                                        12,741       5,219
  Change in cash from:
    Accounts receivable                               (  5,252)   ( 40,863)
    Inventory                                         (179,933)   (228,679)
    Income tax refunds receivable                        3,000
    Accounts payable                                  (  4,514)    111,879
    Accrued expenses                                  (  4,692)   ( 38,656)

     NET CASH FROM OPERATING ACTIVITIES               (479,126)   (215,826)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               ( 78,326)   (  2,701)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                492,558      50,000
  Proceeds from new installment notes payable           68,283
  Advances by (repayments to) founding stockholder    (  7,714)      2,982
  Payments on notes payable                           ( 34,852)
  Principal payments on installment loans             ( 19,642)   (  2,287)

     NET CASH FROM FINANCING ACTIVITIES                498,633      50,695

NET CHANGE IN CASH                                    ( 58,819)   (167,832)

CASH ON HAND - beginning of year                       154,791     226,418

             - end of year                           $  95,972   $  58,586


SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $  12,514   $     715
  Income taxes paid                                          0           0

                   COLE COMPUTER CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Cole Computer Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 10-KSB Annual Report for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 1999 audited financial statements, as reported in the 1999 10-KSB, have been omitted.

NOTE 2.  COMMON STOCK ISSUANCE

          During the 3 months ended March 31, 2000, 328,372 shares were sold for $492,558 in cash and 250,000 shares were issued in payment of a $250,000 loan.

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

Results of Operations.
----------------------

          The revenues we produced for the first quarter of 2000 dropped 4% compared to the same period in 1999. Our Store #7 was the principal reason for this 4% difference. The store had a $280,000 drop in sales due to a wholesale customer's decrease in business activity. Store #10 and Store #11 made up a significant portion of this drop in revenue by contributing $215,000 more in sales for the first quarter in 2000 when compared to the same period in 1999. These stores opened in September 1999 and October 1999.

          Our gross margin for the first quarter of 2000 was 5% higher than the first quarter of 1999. This increase in gross margin is primarily due to better performance in inventory management of RMA merchandise and in price negotiations with vendors for their products.

           Selling expenses increased 155% in the first quarter of 2000 compared to first quarter of 1999. This reflects an increase in labor costs of $35,000 and an increase in operating expenses of $5,000 for GSA sales personnel which were hired after the first quarter of 1999. The labor and operating expenses for Store #10 and Store #11 which began operating in September 1999 and October 1999, respectively, produced another $24,000 of this increase in selling expenses. Advertising expense also rose $40,000 in 2000 when compared to the same period in 1999.

          General and administrative expenses increased 132% in the first quarter of 2000 when compared to the same period in 1999. Officers salaries increased $20,000 and office labor costs increased $15,000. These increases were for the new President and internal accountant to our staff. Legal services increased $41,000 due to the private placement of company stock and other issues. Interest expense increased $11,000 due to LTC note payable.

          We experienced a loss of $302,000 in the first quarter of 2000 compared to a loss of $25,000 in the first quarter of 1999. The primary reasons for this loss were the increases in selling, general and administrative expenses as mentioned above. This loss is reflected in the current working capital ($46,000) for 2000 period as compared to $232,000 in 1999.

          The sale of our common stock in the first quarter of 2000 via a private placement of 328,372 shares at $1.50 per share provided $492,558 of cash. The remaining 171,628 private placement shares will be sold in April 2000 at $1.50 per share providing an additional $257,442. Notes Payable of $250,000 was converted to 250,000 shares of our common stock. This activity compares with only $50,000 of our common stock sold for cash in first quarter of 1999.

Liquidity.
----------

           The Company had current assets of $95,972 in cash, $108,098 in Accounts Receivable and $105,530 of inventory. The Company had trade accounts payable of $587,672, accrued expenses of $184,703, along with current portions of installments and notes payable of $16,556.

          During the 3 months ended March 31, 2000, 328,372 shares were sold for $492,558 in cash and 250,000 shares were issued in payment of a $250,000 loan.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

              (i)

          27   Financial Data Schedule

             (ii)

               Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, incorporated herein by reference.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLE COMPUTER CORPORATION


Date: May 15, 2000                  By/s/John L. Ruth
      ------------                      --------------------------
                                        John L. Ruth, President and COO

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: May 15, 2000                  By/s/John L. Ruth
      ------------                      ----------------------
                                        John L. Ruth, President and COO

Date: May 15, 2000                  By/s/Homer O. Cole, III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and CEO

Date: May 15, 2000                  By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer

Date: May 15, 2000                  By/s/Kam Mar
      ------------                      ------------------------------
                                        Kam Mar, Director


Date: May 15, 2000                  By/s/S. F. Hartley, D.P.M.
      ------------                      ------------------------------
                                        S. F. Hartley, D.P.M., Director