Form 10QSB
period 2000-06-30
COLE COMPUTER CORP
filed 2000-08-21
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
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

                              June 30, 2000

                          Common - 11,132,400 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by its independent autidtor and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                       As of June 30, 2000

CURRENT ASSETS
  Cash                                                        $     97,000
  Accounts receivable                                              107,017
  Theft loss receivable                                            105,530
  Inventory                                                        374,399
  Income tax refunds receivable                                        498
  Other current assets                                              32,516

     Total Current Assets                                          761,960

EQUIPMENT, less accumulated depreciation of                        356,614
  $102,089

Deferred contract costs, less accumulated amortization
  of $11,832                                                       224,813

          TOTAL ASSETS                                         $ 1,298,387


CURRENT LIABILITIES
  Notes payable                                                $   100,000
  Current portion of installment notes payable                      21,602
  Demand note payable to stockholder                                37,851
  Accounts payable                                                 589,775
  Accrued expenses                                                 185,694

     Total Current Liabilities                                     934,922

LONG-TERM DEBT, net of current portion                              92,182
Note Payable to stockholder                                         77,087

     Total Liabilities                                           1,104,191


STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 11,132,400 shares
     issued and outstanding                                         11,132
   Paid in capital                                               2,203,764
   Retained earnings (Deficit)                                  (2,020,700)

     Total Stockholders' Equity (Deficit)                          194,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,298,387

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months and Six Months Ended June 30, 2000 and 1999

                                   3 Months Ended     6 Months Ended
                                2000          1999    2000        1999
REVENUES                        $2,055,383  $2,130,159 $4,523,726 $4,693,051

COST OF SALES
  Materials                      1,763,257   1,767,449  3,701,318  3,919,058
  Labor                             44,609      79,305     86,791    166,363
  Other                             47,409      48,149    110,004     99,983
     Total Cost of Sales         1,855,275   1,894,903  3,898,113  4,185,404

  GROSS MARGIN                     200,108     235,256    625,613    507,647

Selling expenses                   392,367     222,737    813,709    388,096
General and administrative         644,296     140,981    937,921    272,053

     NET (LOSS) FROM OPERATIONS   (836,555)   (128,462)(1,126,017)  (152,502)

Loss on sale of assets              (5,446)                (5,446)
Interest income                         65          14         65         43
Interest (expense)                 (13,073)       (807)   (25,587)    (1,522)

     NET (LOSS) BEFORE TAXES      (855,009)   (129,255)(1,156,985)  (153,981)

INCOME TAX (Benefit)

     NET (LOSS)                   (855,009)   (129,255)(1,156,985)  (153,981)


Income (loss) per common share   $   (.075) $    (.013)$    (.109) $   (.015)
Weighted average shares
outstanding                      11,132,400  9,990,900   10,641,267 9,974,233

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
         For the Six Months Ended June 30, 2000 and 1999

                                                        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(1,156,985)  $(153,981)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued in 1999 for 2000 services               390,000
    Depreciation                                          32,363      12,441
    Amortization                                          11,832
    Loss on sale of asset                                  5,446
  Change in cash from:
    Accounts receivable                                   (4,171)     23,008
    Inventory                                              3,044    (148,191)
    Income tax refunds receivable                         10,090
    Accounts payable                                      (2,411)    142,427
    Accrued expenses                                      (3,699)      2,906

     NET CASH FROM OPERATING ACTIVITIES                 (727,475)   (252,337)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                 (194,086)    (14,176)
  Proceeds from sale of assets                             6,000

     NET CASH FLOWS FROM INVESTING ACTIVITIES           (188,086)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                  750,000      50,000
  Proceeds from new installment notes payable            106,619
  Advances by (repayments to) founding stockholder        69,373       4,987
  Payments on notes payable                              (33,370)
  Principal payments on installment loans                (34,852)     (4,377)

     NET CASH FROM FINANCING ACTIVITIES                  857,770      50,610

NET CHANGE IN CASH                                       (57,791)   (215,903)

CASH ON HAND - beginning of year                         154,791     226,418

             - end of year                             $  97,000   $  10,515


SUPPLEMENTAL DISCLOSURES
  Interest paid                                        $  25,587   $   1,522
  Income taxes paid                                            0           0

                   COLE COMPUTER CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Cole Computer Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 1999 audited financial statements, as reported in the SB-2, have been omitted.

NOTE 2.  COMMON STOCK ISSUANCE

          During the 6 months ended June 30, 2000, 500,000 shares were sold for $750,000 and 518,000 shares were issued as follows: 268,000 shares were issued for services valued at $390,000 and 250,000 shares were issued in exchange for a $250,000 note payable to a current stockholder and major supplier. Included in the shares issued for services is 135,000 shares valued at $202,500 issued for the purchase of an interest in a contract to convert print books into CD-ROM and internet-downloadable versions for the American Heart Association. In connection with this purchase, the Company is obligated to fund up to $150,000 in related costs of conversion. As of June 30, 2000, the Company had advanced $15,938. The Company expects revenue from this project to begin late 2000, but due to the contingent nature of the project, the entire $218,428 invested is recognized as an expense as of June 30, 2000.

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

          Cole Computer Corporation suffered during the second quarter from similar industry decrease in sales. The sales decreases were in part due to the industry reaction to Y2K. Many of the Corporate and Government customers spent a major portion of their IT budget to make sure they were Y2K compliant. The industry should start making a recovery during the 3rd quarter.

          Cole management has implemented several cost saving measures to reduce overhead. The Company reduced middle management personnel by 32 percent and is looking at further reductions in the 3rd quarter.

          In addition, Cole reached an agreement with a major distributor to open a distribution network in Oklahoma. This will reduce our inventory investment and significantly reduce our shipping cost. Under this agreement, 10 personnel were taken off of Cole's payroll to the new distribution company, again reducing the overall overhead in personnel cost.

          During this quarter, Cole has signed strategic alliances with several high tech companies to diversify and expand. In June, Cole Computer Corporation established a joint venture to develop the electronic delivery system for the American Heart Association's Emergency Cardiovascular Care International Guidelines 2000. The International Guidelines 2000 will be published in the August 22 issue of "Circulation." Cole Computer Corporation will work with CurrentsOnLine.com, Inc. to provide the Internet based delivery and distribution system for the International Guidelines 2000. This worldwide distribution will be targeted to over 200 countries who recognize these Guidelines for Cardiopulmonary Resuscitation (CPR) as well as Advanced and Pediatric emergency cardiovascular care. These International Guidelines will be offered over the Internet for the first time since their inception in 1974.

          In addition, Cole has added strength to its commitment to the government market by signing an agreement with Engineering and Professional Services, Inc. (EPS), a major provider of computers and services. EPS is a multi-disciplined, problem-solving organization with proven capabilities in physical, engineering and systems science applications. The scope of projects conducted by EPS in these fields has ranged from the analysis, design, development and implementation of manual and semi-automated data processing systems, to supplying ADP mini-and large-scale computer systems for major military, scientific and industrial applications. The Company is maturing and this, augmented by client confidence, allows us to begin integrating additional technical capabilities in meeting military requirements.

          EPS has years of technical and management successes in supporting military requirements. EPS has successfully managed systems engineering and technical support programs and their experienced personnel and corporate knowledge base has provided high yield, low risk, rapid response support at a profitable level. EPS offers a singularly and totally committed capability to meet program challenges and to assist in meeting engineering requirements of customers.

          EPS has proven through existing contracts that it can successfully support Government Engineering requirements. EPS is recognized as a responsive performer in the U.S. Army Communications - Electronics Command (CECOM) community. EPS has a complete range and depth of personnel in-house and ready-to-serve.

          Our Company will continue to build on its strengths and will launch a new retail outlet during the month of August in Arkansas and others later.

Results of Operations.
----------------------

          The revenues we produced for the 2nd quarter of 2000 dropped 3.5% compared to the same period in 1999. The drop in sales is due to decreases in all sales categories.

          Selling expenses increased 76% in the 2nd quarter of 2000 compared
to 2nd quarter of 1999.   This reflects an increase in GSA salaries of $37,500
paid by stock per an employment contract and an increase in advertising expense of $35,000 in 2000 when compared to same period in 1999.

          General and administrative expenses increased nearly 400% in the 2nd quarter of 2000 when compared to same period in 1999. Outside services paid with Company stock of $202,500, stock issued to employees of $150,000, along with increases in officer salaries, legal services and depreciation made up the principal reasons for this increase of general and administrative expenses, when compared to same period in 1999.

          We experienced a loss of ($855,000) in the 2nd quarter of 2000
compared to a loss of ($130,000) in the 2nd quarter of 1999.    The primary
reasons for this loss were the increases in selling, general and administrative expenses and the drop in sales as mentioned above.

          The remaining 171,628 private placement shares were sold in April 2000 @ $1.50 per share providing an additional $257,442 cash for working capital. An additional 268,000 shares of Company stock were issued in 2ndquarter of 2000 to pay for outside services and employee contracts. These issuances were valued at $402,000.

Liquidity.
----------

           The Company had current assets of $97,000 in cash, $107,017 in Accounts Receivable and $374,399 of inventory. The Company had trade accounts payable of $589,775, accrued expenses of $185,694.

          During the six months ended June 30, 2000, 500,000 shares were sold for $750,000 and 518,000 shares were issued as follows: 268,000 shares were issued for services valued at $390,000 and 250,000 shares were issued in exchange for a $250,000 note payable to a current stockholder and major supplier.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the calendar year covered by this Report.

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


Date: 8/18/00                         By/s/John L. Ruth
      ------------                      --------------------------
                                        John L. Ruth, President and COO

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 8/18/00                         By/s/John L. Ruth
      ------------                      ----------------------
                                        John L. Ruth, President and COO

Date: 8/18/00                         By/s/Homer O. Cole, III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and CEO

Date: 8/18/2000                       By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer