Form 10QSB/A
period 2000-06-30
COLE COMPUTER CORP
filed 2000-09-11
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A1

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

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months and Six Months Ended June 30, 2000 and 1999

                                   3 Months Ended     6 Months Ended
                                2000          1999    2000        1999
REVENUES                        $2,055,383  $2,130,159 $4,523,726 $4,693,051

COST OF SALES
  Materials                      1,763,257   1,767,449  3,701,318  3,919,058
  Labor                             44,609      79,305     86,791    166,363
  Other                             47,409      48,149    110,004     99,983
     Total Cost of Sales         1,855,275   1,894,903  3,898,113  4,185,404

  GROSS MARGIN                     200,108     235,256    625,613    507,647

Selling expenses                   392,367     222,737    813,709    388,096
General and administrative         644,296     140,981    937,921    272,053

     NET (LOSS) FROM OPERATIONS   (836,555)   (128,462)(1,126,017)  (152,502)

Loss on sale of assets              (5,446)                (5,446)
Interest income                         65          14         65         43
Interest (expense)                 (13,073)       (807)   (25,587)    (1,522)

     NET (LOSS) BEFORE TAXES      (855,009)   (129,255)(1,156,985)  (153,981)

INCOME TAX (Benefit)

     NET (LOSS)                   (855,009)   (129,255)(1,156,985)  (153,981)


Income (loss) per common share   $   (.075) $    (.013)$    (.109) $   (.015)
Weighted average shares
outstanding                      11,132,400  9,990,900   10,641,267 9,974,233

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
         For the Six Months Ended June 30, 2000 and 1999

                                                        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(1,156,985)  $(153,981)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued in 1999 for 2000 services               390,000
    Depreciation                                          32,363      12,441
    Amortization                                          11,832
    Loss on sale of asset                                  5,446
  Change in cash from:
    Accounts receivable                                   (4,171)     23,008
    Insurance Claim receivable                                  (127,755)
    Inventory                                              3,044    (148,191)
    Other current assets                                 (12,984)     (3,192)
    Income tax refunds receivable                         10,090
    Accounts payable                                      (2,411)    142,427
    Accrued expenses                                      (3,699)      2,906

     NET CASH FROM OPERATING ACTIVITIES                 (727,475)   (252,337)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                 (194,086)    (14,176)
  Proceeds from sale of assets                             6,000

     NET CASH FLOWS FROM INVESTING ACTIVITIES           (188,086)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                  750,000      50,000
  Proceeds from new installment notes payable            106,619
  Advances by (repayments to) founding stockholder        69,373       4,987
  Payments on notes payable                              (33,370)
  Principal payments on installment loans                (34,852)     (4,377)

     NET CASH FROM FINANCING ACTIVITIES                  857,770      50,610

NET CHANGE IN CASH                                       (57,791)   (215,903)

CASH ON HAND - beginning of year                         154,791     226,418

             - end of year                             $  97,000   $  10,515


SUPPLEMENTAL DISCLOSURES
  Interest paid                                        $  25,587   $   1,522
  Income taxes paid                                            0           0

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


Date: 9/5/00                          By/s/John L. Ruth
      ------------                      --------------------------
                                        John L. Ruth, President and COO

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 9/5/00                          By/s/John L. Ruth
      ------------                      ----------------------
                                        John L. Ruth, President and COO

Date:                                 By/s/Homer O. Cole, III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and CEO

Date:                                 By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer