Form 10QSB
period 2000-09-30
COLE COMPUTER CORP
filed 2000-11-15
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
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

                           September 30, 2000

                          Common - 11,132,400 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by its independent auditor and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                     As of September 30, 2000

CURRENT ASSETS
  Cash                                                         $   330,686
  Accounts receivable                                              185,280
  Theft loss receivable                                            105,530
  Inventory                                                        615,456
  Income tax refunds receivable                                        498
  Other current assets                                              27,773
                                                               -----------
     Total Current Assets                                        1,265,223

EQUIPMENT, less accumulated depreciation of
  $121,069                                                         340,778

Deferred contract costs, less accumulated
  amortization of $23,664                                          212,981
                                                               -----------
          TOTAL ASSETS                                         $ 1,818,982
                                                               ===========

CURRENT LIABILITIES
  Notes payable                                                $   100,000
  Current portion of installment notes payable                      32,601
  Demand note payable to stockholder                                37,851
  Accounts payable                                                 721,257
  Accounts payable to affiliate                                    544,456
  Accrued expenses                                                 144,589
  Customer deposits                                                 92,441
                                                               -----------
     Total Current Liabilities                                   1,673,195

LONG-TERM DEBT, net of current portion                              74,942
Note payable to stockholder                                         77,087
                                                               -----------
     Total Liabilities                                           1,825,224
                                                               -----------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 11,132,400 shares
     issued and outstanding                                         11,132
   Paid in capital                                               2,203,764
   Retained earnings (deficit)                                  (2,221,138)
                                                               -----------
     Total Stockholders' Equity (Deficit)                       (    6,242)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,818,982
                                                               ===========

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
           For the Three Months and Nine Months Ended
                  September 30, 2000 and 1999
                               3 Months Ended          9 Months Ended
                              2000         1999       2000        1999
                           ----------  ----------   ---------- ----------
REVENUES
 - non-affiliates          $2,225,423   $2,183,846  $6,749,149  $6,876,897
 - affiliates                 505,550                  505,550
                           ----------   ----------  ----------  ----------
                            2,730,973    2,183,846   7,254,699   6,876,897
COST OF SALES
 - purchases from
   affiliates               1,194,179                2,441,411
 - other                    1,536,794    1,730,352   4,813,288   5,915,756
                           ----------   ----------  ----------  ----------
                            2,385,669    1,730,352   6,283,782   5,915,756
                           ----------   ----------  ----------  ----------
  GROSS MARGIN                345,304      453,494     970,917     961,141
                           ----------   ----------  ----------  ----------
Selling expenses              311,596      286,378   1,125,305     674,474
General and administrative    227,617      193,734   1,165,538     465,789
                           ----------   ----------  ----------  ----------
     NET (LOSS) FROM
       OPERATIONS            (193,909)    ( 26,618) (1,319,926)   (179,122)

Loss on sale of assets                              (    5,446)
Interest income                                             65          43
Interest (expense)           (  6,529)    (  3,204) (   32,116)   (  4,726)
                           ----------   ----------  ----------  ----------
     NET (LOSS)            $ (200,438)  $ ( 29,822)$(1,357,423) $ (183,805)
                           ==========   ==========  ==========  ==========


Income (loss) per common
share                          $(.018)      $(.003)     $(.126)     $(.018)
Weighted average shares
  outstanding              11,132,400    9,990,900  10,804,978   9,985,344

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
      For the Nine Months Ended September 30, 2000 and 1999
                                                     2000           1999
                                                 -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(1,357,423)     $(183,805)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Stock issued for services                         390,000
   Depreciation                                       51,343         17,818
   Amortization                                       23,664
   Loss on sale of asset                               5,446
  Change in cash from:
   Accounts receivable                            (   82,434)           947
   Insurance claim receivable                                      (127,755)
   Inventory                                      (  238,013)      ( 74,355)
   Other current assets                           (    8,241)      (  4,732)
   Income tax refunds receivable                      10,090
   Accounts payable                                  129,072       (147,032)
   Accrued expenses                               (   44,806)         8,144
   Customer deposits                                  92,441
                                                 -----------      ---------
     NET CASH FROM OPERATING ACTIVITIES           (1,028,861)      (510,770)
                                                 -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                            ( 197,230)      ( 14,176)
  Proceeds from sale of assets                         6,000
                                                 -----------      ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES      ( 191,230)      ( 14,176)
                                                 -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                              750,000         50,000
  Proceeds from new installment notes payable        106,619        332,755
  Advances by (repayments to) founding stockholder    69,373       (  1,576)
  Accounts payable to affiliate                      544,456
  Payments on notes payable                       (   34,852)
  Principal payments on installment loans         (   39,610)      (  6,144)
                                                 -----------      ---------
     NET CASH FROM FINANCING ACTIVITIES            1,395,986        375,035
                                                 -----------      ---------
NET CHANGE IN CASH                                   175,895       (149,911)

CASH ON HAND - beginning of year                     154,791        226,418
                                                 -----------      ---------
             - end of year                       $   330,686       $ 76,507
                                                 ===========      =========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                  $    25,587      $   4,726
  Income taxes paid                                        0              0

                   COLE COMPUTER CORPORATION
                 NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Cole Computer Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 1999 audited financial statements, as reported in the 10-KSB, have been omitted.


NOTE 2.  COMMON STOCK ISSUANCE

During the 9 months ended September 30, 2000, 500,000 shares were sold for $750,000 in cash and 125,000 shares were issued for $187,500 worth of services. Additionally, 250,000 shares were issued in payment of a $250,000 loan and 8,000 shares were issued for prepaid advertising of $12,000. 135,000 shares valued at $202,500 were issued for the purchase of an interest in a contract to convert print books into CD-ROM and internet-downloadable versions for a large non-profit corporation. In addition to the potential revenue stream from the sale of the CD-ROMS, company promotional information will be included with the CD-ROM's and with newsletters sent to the subscriber database, which exceeds 700,000 members. The Company expects to provide up to $150,000 to finance the conversion of the books. As of September 30, 2000, the Company had advanced $15,938. The Company expects revenue from this project to begin in October 2000; however due to the contingent nature of the project, the entire $218,428 invested was recognized as an expense during June 2000.


NOTE 3. WAREHOUSE AGREEMENT

In October 2000, the Company entered into an agreement with Lasertech Computer Distributors, Inc. ("Lasertech"), a major Company vendor controlled by a Company director and stockholder, that provides for a warehouse for the Company and also for financing of up to $1,000,000. Pursuant to the agreement, Lasertech guaranteed payments on the part of the Company to another key Company vendor, Bell Microproducts, thereby assisting the Company in increasing its credit limit with that vendor. Additionally, Lastertech's subsidiary, LTCom, which itself sells computer equipment, extended credit to the Company in the amount of $1,000,000. Cole transferred its warehouse employees to LTCom, which assumed responsibility for the warehouse functions for the Company. The agreement provides that the Company may purchase the entire warehouse operation operated by LTCom or a partial interest in the operation. The full purchase price is $500,000 cash and $1,000,000 of Company stock and partial interest would be allocated prorata with the amount paid.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------


     The statements contained in this Form 10-Q are not purely historical but also forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are being made based on management's best interpretation of the company's current data and are also based on current management expectations and information available to the Company as of this date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results may well differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and
Exchange Commission.   All references are to the Company's fiscal period
ending December 31, 2000 unless otherwise indicated. These statements specifically address 3rd Quarter 2000 results. Management has made best efforts in its attempt to forecast future potential of the company and report all relevant information of which it has been made aware. Management does caution shareholders, investors, or potential investors to make their own independent judgements and to seek competent and qualified advisors regarding this report.

Results of Operations

      The following discussion highlights our Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this report.

     Revenues increased 25% even though retail sales of $637,889 for the 3rd quarter 2000 were down from $1,250,725 in the comparable period of '99. The increase in the 3rd quarter was due primarily from $505,550 in sales to affiliates and $177,803 in GSA sales. For the first nine months of 2000 revenue increased 5% from the same period in '99.

     Cost of sales as a percentage of revenue increased to 87% from 79% when compared to 3rd quarter of '99. This 8% can be contributed to the decrease in retail sales as a percentage of total revenue. Cost of sales as a percentage of revenue for the first nine months was 87% compared to 86% for same period in '99.

      Selling expenses as a percentage of total revenue dropped to 11% from 13% in 3rd quarter '99. This reflects the $40,269 decrease in advertising expense. For the nine months of the year selling expenses as a percentage of
total revenue is 6% higher than the 10% in '99.   Rent and labor costs for 3
new stores and salaries for GSA sales staff contributed to the increase.

     General and administrative costs as a percentage of total revenue decreased to 8% from 9% in the 3rd quarter '99. This decrease was due to the stabilizing of G & A costs with an associated increase of revenue when compared to same period in '99. General and administrative expense as a percentage of total revenue for the nine months of the year is at 16%, up 9% from the 7% experienced in '99.

     Our loss of $200,438 in the 3rd quarter was less than desired when compared to loss of $29,822 in '99. Loss for the year totaled $1,357,423 while '99 was $183,805. Expenses continued to exceed margins created by revenue generated.

     We have a negative working capital balance of $407,972. This is due primarily to the losses experienced in the past. We are determined to make
reductions in overhead expenses-payroll, travel , etc.   To help in this
effort of reducing expenses, we entered into an agreement with Lasertech Computer Distributors, Inc. ("Lasertech"), a major vendor controlled by one of our directors that provides a warehouse and financing of up to $1,000,000 for
product.   As part of this agreement, warehouse employees were transferred to
LTCom, Lasertech's subsidiary, along with responsibility for the warehouse functions and costs. We anticipate this agreement could result in significant reductions in cost of sales and general and administrative costs in the fourth quarter of 2000 with total effect to begin by end of 1st quarter 2001.

      A negative equity of $6,242 exists due to the losses sustained in this and prior periods. It should be corrected by profits and reductions in expense from future periods.

Liquidity.
----------

           The Company had current assets of $330,686 in cash, $185,280 in Accounts Receivable and $615,456 of inventory. The Company had trade accounts payable of $721,257, accrued expenses of $144,589.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the third quarter of the calendar year covered by this Report.

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


Date: 11/14/00                        By/s/John L. Ruth
      ------------                      --------------------------
                                        John L. Ruth, President and COO

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    COLE COMPUTER CORPORATION


Date: 11/14/00                        By/s/John L. Ruth
      ------------                      ----------------------
                                        John L. Ruth, President and COO

Date: 11/14/00                        By/s/Homer O. Cole, III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and CEO

Date: 11/14/00                        By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer