Form 10KSB
period 2000-12-31
COLE COMPUTER CORP
filed 2001-04-18
CIK 828189

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

                      1005 Metropolitan Avenue
                   Oklahoma City, Oklahoma 73108
                   -----------------------------
              (Address of Principal Executive Offices)

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $10,940,140.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 16, 2001 - $845,403.75. There are approximately 5,636,025 shares of common voting stock of the Company held by non-affiliates. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on this date.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                                  N/A

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             April 16, 2001

                               15,132,400

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                                PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Year Ended December 31, 2000.
     -----------------------------

          Cole Computer Corporation ("Cole," "Computer Masters" or the "Company") entered into an agreement in September 2000, with Lasertech Computer Distributors, Inc, a major vendor controlled by one of our directors which provided a warehouse and financing of up to $1,000,000 for product. As part of the agreement, warehouse operations along with associated employees, functions and costs were also transferred. This significantly reduced our cost of sales, general and administrative in the fourth quarter.

     During December of 2000, we entered into an agreement with Golden Alliance Assurance Corporation (GAAC). This agreement includes a consulting contract to provide hardware and software for $10,000 per month for a term of one year.

     Also during December, we began the acquisition of an established computer retail outlet, PC-Tech in Tulsa, Oklahoma. This retail outlet serves as the corporation entry into the Tulsa Market. The outlet opened under the Computer Master name January 2, 2001.

     It was a goal for the year 2000 to turn inventory over 24 times during the year. We actually turned inventory over 18 times during the year partly due to the erratic nature of the market. Emphasis was placed on determining the right product mix, however, many of the new technology products did not take off as expected. Continued emphasis will be placed on establishing the right product mix to achieve a turnover rate of 24 times per year.

     We have relocated three retail outlets to new locations to increase the retail walk-in traffic. Sales at the first outlet have increased nearly 25% for the months of February and March of 2001. Two additional moves have taken place in the first quarter of 2001.

     During 2000, the Company has made significant progress in determining what type of advertising works best for our marketplace. We have made agreements with some major vendors to secure Marketing Designated Funds (MDF) to assist in advertising. This has allowed our advertising efforts to double while our costs have remained the same.

     Our General Service contract has not met expectations for the year.
We made cuts in sales staff along with continuing budgets cuts by DOD Agencies and extended continuing resolution during a presidential year all contributed to less than desired sales.

     Years Ended December 31, 1998 and 1999.
     ---------------------------------------

          For a discussion of the business development of Cole from inception through the calendar year ended December 31, 1999, see the Company's Registration Statement on Form 10-SB, as amended, and the Company's 10-KSB Annual Reports for the years ended December 31, 1999 and 1998, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

Business.
---------

          The Company is an emerging computer corporation which began out of the garage of founders Cynthia A. and Homer O. Cole III, in November, 1991, doing business as Computer Masters, which filled a valuable niche in Oklahoma's computer community providing helpful friendly service while upgrading customer's computers at a fraction of the cost of new systems sold by competitors. The customer demand for helpful service, low cost and state of the art computers drove Computer Masters into the marketing of new computers, in wholesale and retail sales. Computer Masters commenced doing business as "Computer Masters" in 1996; and through high volume sales, was able to aggressively purchase computer parts gaining purchasing power, while reducing computer costs and passing these savings on to customers. Customer demand dictated Computer Masters' growth from a statewide corporation into a multi-state corporation with stores in Arkansas, Texas, and Oklahoma.

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

          The Company, through its wholly-owned subsidiaries, operates thirteen (13) retail storefront locations under the name of Computer Masters for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All Computer Masters locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have.

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

          An important element of the Company's success has been the honest, quality personnel retained by Computer Masters. All of the Company's employees embody the philosophy of being "Your Best Friend in Computers" which starts with the Chief Executive Officer, Mr. Brad Cole, and the Company's majority shareholder, Ms. Cynthia Cole. Each of the founders has been instrumental in the selection of key personnel which has reached 32 employees as of the date of this Report.

          The Company will build on its strengths in the regional Oklahoma marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" America approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its "Heartland" success with a low overhead retail operation of a Radio Shack style storefront. For the year 2001, four (4) new store openings are planned. The Company's management believes that this expansion will result in a nationwide enterprise of substantial standing and profitability.

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

          On the effectiveness of the Company's 10-SB Registration Statement, the Company became subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "1934 Act.") These requirements include, among others, that the Company must file with the Securities and Exchange Commission annual reports on Form 10-KSB ("SB" denotes a "small business issuer") that contain audited financial statements; quarterly reports on 10-QSB that contain reviewed financial statements; 8-K Current Reports reporting current material events; and proxy or information statements governed by Regulation 14A or 14C of the Securities and Exchange Commission that are then mailed to stockholders for any matter requiring the vote of consent of stockholders. Principals or 5% stockholders of the Company are also required to report their beneficial ownership and any changes in this ownership on appropriate forms. Directors, executive officers and 10% stockholders are also subject to Section 16(b) of the 1034 Act respecting "short swing" profits.

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          There are no material environmental laws, rules or regulations effecting the present and intended business operations of the Company.

Research and Development Expenses.
----------------------------------

          None.

Number of Employees.
--------------------

           32 full time employees, and two part-time employees.

Item 2.  Description of Property.
         ------------------------

           Computer Masters has eleven stores and a manufacturing/corporate facility.

Store Number              Square Footage              Rent Term

      1                    1,200 sq. ft.              Pres -Sept 31, 2004
      2                      700 sq. ft.              Pres - Jan 31, 2003
      3                    1,624 sq. ft.              Pres - *
      4                      959 sq. ft.              Pres - *
      5                    1,200 sq. ft.              Pres - *
      6                    1,000 sq. ft.              Pres -June 30, 2003
      7                    3,300 sq. ft.              Pres - *
      8                    1,200 sq. ft.              Pres - Apr 30, 2001
      9                      750 sq. ft.              Pres - *
     10                    1,000 sq. ft.              Pres -Sept 30, 2003
     11                    1,000 sq. ft.              Pres -Sept 30, 2004
     12                    1,400 sq. ft.              Pres -Aug. 31, 2001
     13                    2,500 sq. ft.              Pres - *

TOTAL:                    17,833 sq. ft.

Manufacturing/Corporate    8,500 sq. ft.              Pres - July 31, 2001

*  These leases are on a month to month basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 2000, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise; however, a Proxy Statement was forwarded to stockholders on June 16, 2000, respecting resolutions of the Board of Directors to elect seven directors, appoint independent accountants, ratify the restatement of the Articles of Incorporation, ratify the restatement of the Corporate By-Laws. 7,348,562 shares voted in favor of the matters presented at the meeting; zero shares voted against the matters presented; and zero shares abstained. This Proxy Statement is incorporated herein by reference. See Part III, Item 13.

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

                             STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
[S]                                     [C]                 [C]
March 31, 1999                        Unpriced           Unpriced

June 30, 1999                           $4.00              $3.00

September 30, 1999                      $4.00              $1.50

December 31, 1999                       $2.375             $1.25

March 31, 2000                          $8.50              $2.125

June 30, 2000                           $5.125             $1.875

September 30, 2000                      $2.4375            $0.65625

December 31, 2000                       $0.71875           $0.3125

Recent Sales of Unregistered Securities.
----------------------------------------

                           Date              Number of           Aggregate
Name or Group            Acquired             Shares           Consideration
-------------            --------            ---------         -------------

Consultants              Mid 1998             955,725            Services*

Predecessor
Stockholders             Dec 1998           2,248,000            Exchange

Limited Offering         Dec 1998             393,898            $392,900

Limited Offering         Jan 1999              50,000            $ 50,000

Consultants              Mid-1999             154,600            Services*

Limited Offering         Feb-2000             500,000            $750,000

Officers                 Feb-2000              58,000            Services*

Employees                Feb-2000              69,500            Services*

Consultants              June-2000            135,000            Services*

Officers                 June-2000             75,000            Services*

Lasertech Computer       June-2000            250,000            $250,000 note

Majority Stockholder     December-2000        325,000            $100,000 note

Majority Stockholder     December-2000      4,000,000            Investment

          * Shares issued for services in 1998 were issued to attorneys and others for services valued at $286,717; those issued for services in 1999 were for services valued at $307,201; those issued in 2000 were for services valued at $506,250.

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

          Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the last 4,785,000 shares of "restricted securities" issued as outlined above from June to December, 2000, all of the remaining outstanding shares of the Company's common stock have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule.

Holders.
--------

          The number of record holders of the Company's common stock as of April 16, 2001, was approximately 366.

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

Item 6.  Management's Discussion and Analysis.
         -------------------------------------

         The following discussion highlights our Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report.

        Total Revenues increased 25% with sales of $10,940,140 for the year 2000 as compared to $8,737.770 for the year 1999. The revenue increase came at a time when the computer industry was down. In addition, we opened a new retail outlet in Springdale, Arkansas. This retail outlet has achieved a level of sales sufficient to cover its own operating expenses and has started to contribute income needed for covering corporate overhead.

        Cost of sales from affliates included $2,158,000 incurred in producing Non-affiliate revenue.  Cost of Sales increased to 89% as a
percentage of revenue from 85% in 1999.   This increase reflects the reduction
in sales revenue on items experiencing downward price fluctuations.

        Selling expenses as a percentage of total revenue increased to 15% from 11% in 1999. This reflects the $326,000 increase in labor costs. Full year labor cost for three new stores and salaries for GSA sales staff contributed to the increase.

        General and administrative costs as a percentage of total revenue decreased to 10% from 12% in '99. This decrease was due to the $49,000 reduction in legal and accounting expenses. In addition, corporate payroll was reduced by $57,000 by reducing middle management staff.

     Competitive pricing in the industry has driven pricing and margins to low levels. In many cases, the Company had to sell twice the product in order to have the same revenue as last year. Some of the programs/actions we have taken to dramatically reduce overhead costs, increase margins and cost of sales include the following:

     In September of 2000, we entered into an agreement with Lasertech Computer Distributors, Inc, a major vendor controlled by one of our directors which provided a warehouse and financing of up to $1,000,000 for product. As part of the agreement, warehouse operations along with associated employees, functions and costs were also transferred. This significantly reduced our cost of sales, general and administrative in the fourth quarter.

     During December of 2000, we entered into an agreement with Golden Alliance Assurance Corporation (GAAC). This agreement includes a consulting contract to provide hardware and software for $10,000 per month for a term of one year.

     Also during December, we began the acquisition of an established computer retail outlet, PC-Tech in Tulsa, Oklahoma. This retail outlet serves as the corporation entry into the Tulsa Market. The outlet opened under the Computer Master name January 2, 2001.

     It was a goal for the year 2000 to turn inventory over 24 times during the year. We actually turned inventory over 18 times during the year partly due to the erratic nature of the market. Emphasis was placed on determining the right product mix, however, many of the new technology products did not take off as expected. Continued emphasis will be placed on establishing the right product mix to achieve a turnover rate of 24 times per year.

     We have relocated three retail outlets to new locations to increase the retail walk-in traffic. Sales at the first outlet have increased nearly 25% for the months of February and March of 2001. Two additional moves have taken place in the first quarter of 2001.

     During 2000, the Company has made significant progress in determining what type of advertising works best for our marketplace. We have made agreements with some major vendors to secure Marketing Designated Funds (MDF) to assist in advertising. This has allowed our advertising efforts to double while our costs have remained the same.

     Our General Service contract has not met expectations for the year.
We made cuts in sales staff along with continuing budgets cuts by DOD Agencies and extended continuing resolution during a presidential year all contributed to less than desired sales.

     We incurred a net loss of ($1,749,145) after taxes for the fiscal year ending December 31, 2000 as compared to a net loss of ($637,036) after taxes for the year ended 1999. We reserved a loss of ($127,775) for a theft loss receivable due to stolen credit card purchases in '99. In addition, the Company is writing off the unamortized portion of expenses ($236,645) that was incurred in seeking the General Services Contract. This was done based on the sales volume and gross margins under the contract.

     We had a deficit of $667,013 in working capital as of December 31, 2000. The current arrangement with Lasertech for a product credit line will continue to make this a viable company.

Liquidity.
----------

         As of December 31, 2000, the Company had $192,751 in cash and $1,693,733 in current assets with $2,289,779 in current liabilities.

Item 7.  Financial Statements.
         ---------------------

          Independent Auditor's Report

          Balance Sheet as of December 31, 2000

          Statements of Income for the Years ended
          December 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999

          Notes to Financial Statements

                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Cole Computer Corporation
   Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Cole Computer Corporation and its subsidiary as of December 31, 2000, and the related consolidated statements of loss, capital deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cole Computer Corporation and subsidiary as of December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the consolidated financial statements, the Company's negative working capital position, losses incurred for the last three years, and dependence on outside financing raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are described in
Note 2.

March 9, 2001

Malone & Bailey, PLLC
Houston, Texas

                          COLE COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                December 31,


                                                              2000
CURRENT ASSETS
  Cash                                                          $  192,751
  Accounts receivable                                              273,169
  Accounts receivable - affiliate                                  579,170
  Inventory                                                        614,669
  Other current assets                                              33,974

Total Current Assets                                             1,693,733

EQUIPMENT, less accumulated depreciation of $147,450               329,482

Investment, at cost                                                  4,000

TOTAL ASSETS                                                    $2,027,215

CURRENT LIABILITIES
  Notes payable                                                 $   90,000
  Current portion of long-term
    debt and capital leases                                         26,848
  Demand note payable to stockholder                                14,698
  Accounts payable                                               1,179,734
  Accounts payable - affiliate                                     810,333
  Accrued expenses                                                 168,166

Total Current Liabilities                                        2,289,779

LONG-TERM DEBT AND CAPITAL LEASES                                   70,967

Total Liabilities                                                2,360,746

CAPITAL DEFICIT
   Common stock, $.001 par value, 25,000,000
   shares authorized, 15,457,400 shares
   issued and outstanding                                           15,457
   Paid-in capital                                               2,303,436
   Deficit                                                      (2,652,424)

      Total Capital Deficit                                       (333,531)

TOTAL LIABILITIES AND CAPITAL DEFICIT                           $2,027,215

             See accompanying summary of accounting policies
                    and notes to financial statements.

                          COLE COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF LOSS
                      For the Years Ended December 31,
                                                      2000          1999
REVENUES
  Retail                                           $9,227,004   $8,737,770
  Wholesale                                         1,713,136

                                                   10,940,140    8,737,770

COST OF SALES
  Retail                                            5,822,539    7,398,134
  Wholesale                                         3,918,347

Total Cost of Sales                                 9,740,886    7,398,134

  GROSS MARGIN                                      1,199,254    1,339,636

Selling expenses                                    1,612,317      955,981
General and administrative                          1,127,821    1,020,691
Impairment loss                                       208,261

NET LOSS FROM OPERATIONS                           (1,749,145)   ( 637,036)

Other income (expense)
  Interest income                                                       43
  Interest (expense)                                (  39,565)   (  22,300)

NET LOSS                                          $(1,788,710)  $( 659,293)

Net loss per common share                               $(.16)      $(.07)

Weighted average shares outstanding                10,875,468   10,041,879

             See accompanying summary of accounting policies
                    and notes to financial statements.

                          COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
              For the Years Ended December 31, 2000 and 1999

                         - Common stock -      Paid in
                           Shares    Amount    Capital  (Deficit)   Totals
Balances -
  December 31, 1998       9,940,900 $ 9,941  $ 445,753 $( 204,421) $  251,273

Shares sold for cash
  January 1999               50,000      50     49,950                 50,000

Adjustment of shares
  Issued in connection
  with reorganization
  December 1998              50,000      50      (  50)

Shares contributed
  By founding
  Shareholders             ( 81,100)  (  81)        81

Shares issued for
  services                  154,600     154    307,047                307,201

Net loss                                                 (659,293)   (659,293)
Balances -
  December 31, 1999      10,114,400  10,114    802,781   (863,714)   ( 50,819)

Shares sold for cash
 March 2000                 328,372     328    492,230                492,558

Shares sold for cash
  April 2000                171,628     172    257,270                257,442

Shares issued for
  payment of debt
  June 2000                 250,000     250    249,750                250,000

Shares issued for
  services                  268,000     268    401,730                401,998

Shares issued for
  payment of debt
  December 2000             325,000     325     99,675                100,000

Shares issued in
  connection with
  investment              4,000,000   4,000                             4,000

Net loss                                               (1,788,710) (1,788,710)
Balances -
  December 31, 2000      15,457,400 $15,457 $2,303,436$(2,652,424)  $(333,531)

             See accompanying summary of accounting policies
                    and notes to financial statements.

                   COLE COMPUTER CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                      For the Years Ended December 31,

                                                        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,788,710)  $(659,293)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued for compensation                      112,500
    Stock issued for services                          289,500     307,200
        less:  amount deferred until next year                    (  4,500)
    Depreciation                                        98,993      43,137
    Impairment loss                                    208,261
    Bad debt                                           105,530
  Change in cash from:
    Accounts receivable                               (170,324)   ( 16,788)
    Accounts receivable - affiliate                   (579,170)
    Inventory                                         (237,226)    274,152
    Other current assets                              ( 15,853)    ( 1,488)
    Accounts payable                                   587,548      37,739
    Accounts payable - affiliate                       810,333
    Accrued expenses                                  ( 21,229)     33,812
NET CASH FROM OPERATING ACTIVITIES                    (599,847)     13,971

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               ( 87,971)   (145,287)
  Payments on construction in progress                            ( 34,852)
  Payments on deferred contract costs                             (236,645)
NET CASH USED BY INVESTING ACTIVITIES                 ( 87,971)   (416,784)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash loan by affiliate                                           250,000
  Cash loan by a stockholder                                        34,852
  Proceeds (payments)from a bank credit line           (10,000)    100,000
  Reimbursements to a bank for the theft loss                     (110,791)
    Less:  non-cash portion of loan increase                        22,225
  Stock issued for cash                                749,998      50,000
  Advances by (repayments to) founding stockholder      69,133     ( 5,042)
  Principal payments on capital leases                ( 16,930)
  Principal payments on installment loans             ( 66,423)   ( 10,058)
NET CASH PROVIDED BY FINANCING ACTIVITIES              725,778     331,186

NET CHANGE IN CASH                                      37,960    ( 71,627)

CASH, beginning of year                                154,791     226,418
CASH, end of year                                   $  192,751   $ 154,791


SUPPLEMENTAL DISCLOSURES
  Interest paid                                       $ 40,065   $  26,245
  Income taxes paid                                          0           0

          See accompanying summary of accounting policies and notes to financial statements.

                   COLE COMPUTER CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the dba Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the "Company") and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") in 1998. ESCI is now a wholly-owned subsidiary of the Company. The Company has thirteen retail stores in Oklahoma, Arkansas and Texas, and sells to area government agencies and military installations.

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

Bad debts are recognized when collection is deemed doubtful by management.

Inventories include component parts, sub-assemblies and merchandise held for sale, and are valued at the lower of cost or market, using the first-in, first-out method. Obsolete inventory is written down to liquidation value as needed. Virtually all inventory on hand is component parts, as completed computers are sold as they are built.

Property and Equipment is carried at cost and consists of vehicle, furniture and fixtures and computers used for inventory control and retail point-of-sale terminals.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

Depreciation is determined using the straight-line method based over their estimated useful lives.

                   COLE COMPUTER CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are determined on the liability method. Timing differences between net income and taxable income as reported result mostly from depreciation timing differences.

Advertising costs are charged to operations when incurred. Advertising expenses for 2000 and 1999 were $176,548 and 171,389, respectively.

Warranty repair expenses are immaterial and no reserve for warranty repairs has been established.

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 1999 there were no such securities. For the year ended December 31, 2000 the potential dilutive securities had an anti-dilutive effect, accordingly diluted earnings per share is not shown.

The purchase option received in the investment, described in Note 3, is being accounted for under the reverse treasury stock method.

Stock options issued to employees are accounted for using the intrinsic value method.

NOTE 2   GOING CONCERN

AT December 31, 2000 and 1999, the Company had significant liabilities and an accumulated deficit. The Company's management expects to obtain additional financing from future private offerings to fund cash requirements. There can be no assurance that the Company will obtain such additional financing. The Company may be required to adjust its current course of action, or to cease operations and liquidate. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - INVESTMENT

During December 2000, the Company issued 4,000,000 shares of its common stock and a purchase option in exchange for 1,000,000 shares of Golden Alliance Assurance Corporation ("GAAC"), a Nevada Corporation. The purchase option allows the Company the right to buy back its shares for $.001 per share or $4,000 for a period beginning January 1st and expiring in 360 days or December 26, 2001. No cash was issued as a result of this transaction. GAAC entered into an irrevocable agreement option and acquired an Argentine insurance company. The Company valued the transaction at $4,000 and will account for its investment in GAAC under the cost method.

The Company entered into a consulting agreement to provide GAAC with hardware and software for $10,000 per month for a term of 1 year. The agreement can be cancelled with 30 days notice.

                   COLE COMPUTER CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - THEFT LOSS RECEIVABLE

In May 1999, the Company incurred losses from shipping goods to various locations, relying on stolen credit card numbers. The thefts were 4 transactions, totaling $127,755 in retail value and $105,530 in cost of inventory. The Company reimbursed the clearing bank (Banc One) after they demanded the money back after paying the charges. The criminals were caught and the Company expects to collect either by an insurance claim or a claim against the clearing bank for any monies not refunded in restitution by the criminals. The Company has not collected any monies as of December 31, 2000 or through the date of this report and is continuing to seek the full value of this asset. In December 2000, the Company recorded a reserve of the full balance.

NOTE 5 - IMPAIRMENT LOSS

The Company was awarded a 5-year federal General Services Administration contract to supply computer systems to government agencies and military bases in February 2000. In connection with seeking this contract, the Company incurred $236,645 in salary and travel costs that were capitalized. The deferred contract costs will be amortized using the straight-line method over a 5-year period. In December 2000, Management determined that an impairment occurred based on sales volume and gross margins under this contract. Accordingly, the Company has written off the unamortized portion of the asset.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 1999, a shareholder, major supplier and member of the Board of Directors, loaned the Company $250,000. During the 2nd quarter of 2000, the Company issued 250,000 shares of common stock valued at $1.00 per share to a shareholder and member of the Board of Directors in settlement of the $250,000 note payable.

During the 4th quarter in 2000, the Company entered into an agreement with a shareholder, major supplier and member of the Board of Directors, whereby the shareholder would provide warehousing operations and obtain a $1 million line of credit with a third party vendor. Under the agreement, the Company purchases products from a third party vendor and sells those products to a subsidiary of the shareholder at cost and then repurchases products at a 4% mark-up from another subsidiary of the shareholder for resale. The Company has the option to purchase the warehouse operations for $500,000 and $1,000,000 of common stock at fair market value. The agreement continues until one of the parties gives 60 days notice. Under this program the Company had sales of $1,713,136 and purchases of $1,653,136 to the Company owned by the shareholder and member of the Board of Directors.

During 2000 and 1999, the majority stockholder made advances to the Company. The notes attach no collateral, are repayable on demand, and carry a 12% interest rate. During the 4th quarter 2000, the Company issued 325,000 shares of common stock valued at $0.31 per share to the majority stockholder in settlement of $100,000 note payable.

                   COLE COMPUTER CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CAPITAL LEASES PAYABLE

Installment debt is as follows:                           2000
  Notes payable to Union Acceptance,
    payable in remaining installments of
    $386, including interest at
    13.5% APR, secured by equipment                          $ 8,963

  Capital lease obligations, various terms                    88,852

  Less:  current maturities                                 ( 26,848)

     Net long-term debt                                     $ 70,967

The long-term principal portion is due $31,425 in 2002, $21,762 in 2003 and $17,780 in 2004.

NOTE 8 - INCOME TAXES

As of December 31, 2000, the Company had a net operating loss carryforward of approximately $2,329,000, which expires $200,000 in 2018 and $340,000 in 2019 and $1,789,000 in 2020.

NOTE 9 - STOCK OPTIONS

As of December 31, 2000, there were 10,000 options outstanding to purchase Company stock at $1.50. These options are exercisable anytime until November 1, 2002, when they expire. The fair value of these options at the date of grant were not material.

NOTE 10 - OPERATING LEASES

The Company has twelve retail stores and one corporate office. Leases on these spaces vary in cost and term. Rent expense for 2000 and 1999 is $152,675 and $126,003, respectively. Net minimum lease payments due are as follows: $91,000 in 2001, $67,000 in 2002, $57,000 in 2003, and $25,000 in
2004.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 1999, the Company had the following non-cash transaction, in late 1999, the Company issued 154,600 shares to employees and consultants during 1999 for services rendered.

During the year ended December 31, 2000, the Company had the following non-cash transactions:

                   COLE COMPUTER CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION - continued

During the 1st quarter of 2000, the Company issued 58,000 shares of common stock for services valued at $1.50 per share.

During the 2nd quarter of 2000, the Company issued 135,000 shares of common stock for services and 75,000 shares of common stock for compensation valued at $1.50 per share.

During the 2nd quarter of 2000, the Company issued 250,000 shares of common stock valued at $1.00 per share to a shareholder and member of the Board of Directors in settlement of the $250,000 note payable.

During the 4th quarter 2000, the Company issued 325,000 shares of common stock valued at $0.31 per share to the majority stockholder in settlement of $100,000 note payable.

During the 4th quarter 2000, the Company issued 4,000,000 shares in connection with an investment.

NOTE 12 - MAJOR VENDORS

The following were significant vendors during 2000 and 1999:

                                           2000            1999

               Company A                 3,918,000  40%  2,604,000  37%
               Company B                 2,592,000  27%    824,000  12%
               Company C                                   673,000  12%
               Company D                                   656,000  12%

One customer accounted for 16% total sales in 2000. No customer accounted for sales greater than 10% in 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

         None.
                                 PART III

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


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Homer O. Cole III  Director                12/98              *
                   CEO                     12/98              *
                   President                                03/00

Cynthia A. Cole    Director                12/98              *
                   Corporate Secretary     12/98              *
                   Chief Financial Officer 12/98            10/00

Eddy Littlejohn    Chief Financial Officer 10/00              *

Kam Mar            Director                12/98              *

S.F. Hartley,      Director                12/98              *
D.P.M.             Chairman                03/00              *

John L. Ruth       President               04/00              *
                   Director                04/00              *
                   Chief Operating Officer 04/00              *

John Geist         Vice President

Albert D. Fields   Director                05/00              *

Dr. Yin-Chang Liu  Director                07/00              *


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

          Eddy Littlejohn. Mr. Littlejohn is 41 years of age and is the Company's Chief Financial Officer. Mr. Littlejohn joined the company in August 1999. Mr. Littlejohn has over 15 years of accounting and management experience. He has served as Controller for 2 transportation companies and a telecommunication company. His expertise in all processes of an internal accounting department was used to increase productivity and profits of those companies. Mr. Littlejohn earned a Bachelors degree in Accounting from the University of Science and Arts of Oklahoma and is a CPA (Certified Public Accountant).

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

          John Geist. Mr. Geist is 54 years of age and in May 1999 was appointed Vice President and serves as the divisional President and lead executive of the Company's Government Marketing Division. Mr. Geist has over 32 years association with the United States Government, serving both military and civilian service roles. His latest Federal Government position was the Director of Information Management, Chief of Information Technology with overall responsibility for a $100 million information technology enterprise infrastructure with an annual budget in excess of $7 million. Mr. Geist is highly knowledgeable in all aspects of Federal Government and U. S. Military information technology laws and regulations, from both technical and mangement aspects. He holds a Bachelor of Science degree in Mathematics from the University of Illinois, and is 9 credit hours away from a Masters Degree in Information Technology Management from the National Defense University/University of Syracuse.

          Albert D. Fields. Mr. Fields is 51 years of age, and was appointed as a Director in May 2000. Mr. Fields brings a world of knowledge in profit improvement, strategic planning and general accounting. Mr. Fields is a seasoned financial management professional with twenty-seven years of experience in institutions ranging from $25 million dollar single-branch operation to a $300 million dollar multi-branch public company. Mr. Fields currently serves as President of Bayshore National Bank in La Porte, Texas, where he has been employed since 1978. Mr. Fields received his Bachelor of Business Administration from Southwest State University in San Marcos, Texas and has attended the School of Banking of the South in Baton Rouge, Louisiana and National Commercial Lending School at the University of Oklahoma.

          Dr. Yin-Chang Liu. Dr. Liu is 49 years of age and has a B.S. M.S. and Ph.D. in Chemical Engineering. Dr. Liu has held positions with Helipump Inc. as a Research Engineer, Senior Engineer, Chief Engineer and Vice President of Engineering. He has also held positions as President and Chief Executive Officer of CTX International. Dr. Lui currently serves on the Boards of Lasertech and Alorica Inc. and as a Special Consultant at Smile International.

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

               The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)          (b)     (c)     (d)      (e)    (f)     (g)    (h)    (i)
                                                    Secur-
                                     Other          ities          All
Name and   Year or                   Annual  Rest-  Under-  LTIP   Other
Principal  Period   Salary   Bonus   Compen- ricted lying   Pay-   Comp-
Position   Ended      ($)     ($)    sation  Stock  Options outs   ensat'n
-----------------------------------------------------------------
Homer O.    12/31/99   $63,127  0       0     *       0      0      0
Cole, III   12/31/00   $87,000  0       0     0       0      0      0
CEO &
Director

Cynthia     12/31/99   $15,890  0       0     0       0      0      0
A. Cole,    12/31/00     0      0       0     0       0      0      0
Sec'y/Treas
& Director

Kam Mar.    12/31/99     0      0       0     0       0      0      0
Director    12/31/00     0      0       0     0       0      0      0

S.F.        12/31/99     0      0       0     0       0      0      0
Hartley,    12/31/00     0      0       0     0       0      0      0
Director, D.P.M.

John L.Ruth,12/31/99   $31,200  0       0     *       0      0      0
President   12/31/00   $67,626  0       0     *       0      0      0
& Director

John Geist, 12/31/99   $42,500  0       0     *       0      0      0
Vice Pres.  12/31/00   $63,750  0       0     *       0      0      0

Albert  D.  12/31/00     0      0       0     *       0      0      0
Fields,
Director

Yin-Chang   12/31/00     0      0       0     0       0      0      0
Liu,
Director

Eddy
Littlejohn  12/31/00   $42,721  0       0     *       0      0      0
CFO

               * Shares of "restricted securities (common stock) of the Company were issued as bonuses, as follows, during fiscal
                    1999: Homer O. Cole, III, 36,400 shares; John L. Ruth,
                    50,000 shares; and John Giest, 35,000 shares.  In 2000:
                    50,000 shares were issued to John L. Ruth, 50,000 shares to John Geist, 10,000 to Albert D. Fields, and 7,500 shares to Eddy Littlejohn.


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


Compensation of Directors.
--------------------------

          All Directors of the Company receive for serving on the Board of Directors of the Company, 6,250 shares of the Company per quarter, providing the Director is present at the Shareholders Meeting and available through out the quarter, plus any actual expenses incurred.

Employment Contracts.
---------------------

          The Company has entered into Employment Agreements with John Ruth, John Geist and Eddy Littlejohn. The Employment Agreements prohibit the executives from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that the Company will have the right to terminate any executive's employment, and that any executive will have the right at any time to terminate any executive's his employment with the Company under the Employment Agreements. The Company will provide an executive with the following benefits in the event of termination by the Company other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements): (I) a lump-sum payment in an amount of two months salary in effect on the date of termination and other benefits are required.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

         Except as indicated above, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                    Number
Name and Address            of Class           of Shares Beneficially Owned
----------------           ---------           ----------------------------

Homer O &
Cynthia A. Cole               34%                        5,170,675
11711 South Portland
Oklahoma City, OK 73170

Columbia S A De Serguros      26%                        4,000,000
Attn: Sergio Arana
Perno 690 Buenos Aires
Argentina

          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his, her or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                          Percentage                     Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           -------            -----------------------------
Homer O. and
Cynthia A. Cole               34%                     5,170,675*
11711 South Portland
Oklahoma City, OK 73170

S.F. Hartley, D.P.M.         .007%                       98,000
2201 Juanita Lane
Deer Park, TX 77536

Kam Mar                      .003%                       50,000
1110 Volante Drive
Arcasia, CA 91007

John L. Ruth                 .007%                      100,200
6201 S E 56th Street
Oklahoma City, OK 73130

John Geist                   .004%                       60,000
2310 NW Dunstan
Lawton, OK 73505

Albert D. Fields             .0007%                      10,000
& Lois M. Fields JTTEN
603 Sandylane
Laparte, TX 77571

Dr. Yin-Chang Liu              -0-                         -0-

Eddy Littlejohn              .0005%                       7,500

All directors and executive
officers as a group (7)      36.321%                  5,496,375

          *Cynthia A. Cole is the registered owner of 196,275 shares and Homer
O. Cole is the registered owner of 264,400 shares and Cynthia A. and Homer O. Cole are the registered owners of 4,700,000 shares. All of these shares are considered to be beneficially owned by both.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          With the exception of the following, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest: (1) issuance of 325,000 shares valued at $0.31 per share to Homer O. Cole for the settlement of a $100,000 note, (2) the issuance of 250,000 shares valued at $1.00 per share to LaserTech Computer for the settlement of a $250,000 note and (3) an Agreement whereby a shareholder would provide warehousing operations and obtain a $1 million line of credit with a third party. Under the Agreement, the company purchases products from a third party vendor and sells those products to a subsidiary of the shareholder at cost and then repurchases products at a 4% mark-up from another subsidiary of the shareholder for resale. The Company has the option to purchase the warehouse operations for $500,000 and $1,000,000 of common stock at fair market value. The Agreement continues until one of the parties gives 60 days notice.

Certain Business Relationships.
-------------------------------

          Except as indicated above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; not applicable.

Transactions with Promoters.
----------------------------

          Except as indicated above, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K
-------------------

         No 8-K Current Reports were filed by the Company during the last quarter of the year ended December 31, 2000.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB**      Part I

10-KSB Annual Report for the year ended     Part I
December 31, 1998**

10-KSB Annual Report for the year ended
December 31, 1999**                         Part I

Proxy Statement dated June 27, 2000**       Part I


          (ii)

Exhibit
Number               Description
------               -----------

None

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

                                    COLE COMPUTER CORPORATION


Date: 4/17/01                        By /s/ Homer O. Cole III
                                        Homer O. Cole III, Director
                                        and CEO


Date: 4/17/01                        By /s/ Cynthia A. Cole
                                        Cynthia A. Cole, Director
                                        and Secretary


Date: 4/17/01                        By /s/Eddy Littlejohn
                                         Eddy Littlejohn
                                         Chief Financial Officer


Date: 4/17/01                        By  /s/ S. F. Hartley, D.P.M.
                                         S. F. Hartley, Director
                                         and Chairman of the Board

Date: 4/17/01                        By  /s/ John L. Ruth
                                         John L. Ruth, President and
                                         Director