Form 10KSB/A
period 2000-12-31
COLE COMPUTER CORP
filed 2001-04-18
CIK 828189

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A-1

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

          The Company will build on its strengths in the regional Oklahoma marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" America approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its "Heartland" success with a low overhead retail operation of a Radio Shack style storefront. For the year 2001, four (4) new store openings are planned. The Company's management believes that this expansion will result in an enterprise of substantial standing and profitability.

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

Officers                 June-2000             75,000            Services*

Lasertech Computer       June-2000            250,000            $250,000 note

Majority Stockholder     December-2000        325,000            $100,000 note

Majority Stockholder     December-2000      4,000,000            Investment

          * Shares issued for services in 1998 were issued to attorneys and others for services valued at $286,717; those issued for services in 1999 were for services valued at $307,201; those issued in 2000 were for services valued at $402,000.

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

                          COLE COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF LOSS
                      For the Years Ended December 31,
                                                      2000          1999
REVENUES
  Retail                                           $9,227,004   $8,737,770
  Wholesale                                         1,713,136

                                                   10,940,140    8,737,770

COST OF SALES
  Retail                                            8,087,750    7,398,134
  Wholesale                                         1,653,136

Total Cost of Sales                                 9,740,886    7,398,134

  GROSS MARGIN                                      1,199,254    1,339,636

Selling expenses                                    1,612,317      955,981
General and administrative                          1,127,821    1,020,691
Impairment loss                                       208,261

NET LOSS FROM OPERATIONS                           (1,749,145)   ( 637,036)

Other income (expense)
  Interest income                                                       43
  Interest (expense)                                (  39,565)   (  22,300)

NET LOSS                                          $(1,788,710)  $( 659,293)

Net loss per common share                               $(.16)      $(.07)

Weighted average shares outstanding                10,875,468   10,041,879

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

Employment Contracts.
---------------------

          The Company has entered into Employment Agreements with John Ruth, John Geist and Eddy Littlejohn. The Employment Agreements prohibit the executives from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that the Company will have the right to terminate any executive's employment, and that any executive will have the right at any time to terminate his employment with the Company under the Employment Agreements. The Company will provide an executive with the following benefits in the event of termination by the Company other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements): (I) a lump-sum payment in an amount of two months salary in effect on the date of termination and other benefits are required.

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

                                    COLE COMPUTER CORPORATION


Date: 4/18/01                        By /s/ Homer O. Cole III
                                        Homer O. Cole III, Director
                                        and CEO


Date: 4/18/01                        By /s/ Cynthia A. Cole
                                        Cynthia A. Cole, Director
                                        and Secretary


Date: 4/18/01                        By /s/Eddy Littlejohn
                                         Eddy Littlejohn
                                         Chief Financial Officer


Date: 4/18/01                        By  /s/ S. F. Hartley, D.P.M.
                                         S. F. Hartley, Director
                                         and Chairman of the Board

Date: 4/18/01                        By  /s/ John L. Ruth
                                         John L. Ruth, President and
                                         Director