Form 10QSB
period 2001-03-31
COLE COMPUTER CORP
filed 2001-05-18
CIK 828189

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
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

                  1005 Metropolitan Avenue
                    Oklahoma city, OK 73108
                    -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number: (405) 491-7300

                      11711 South Portland
                 Oklahoma City, Oklahoma 73170
                 -----------------------------
  (Former Name or Former Address, if changed since last Report)

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

                              March 31, 2001

                          Common - 15,457,400 shares

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

                    COLE COMPUTER CORPORATION
                    CONSOLIDATED BALANCE SHEET
                       As of March 31, 2001


CURRENT ASSETS
  Cash                                                         $   134,747
  Accounts receivable                                              293,403
  Inventory                                                        632,949
  Income tax refunds receivable                                        498
  Other current assets                                              32,061
                                                               -----------
     Total Current Assets                                        1,093,658

EQUIPMENT, less accumulated depreciation of $170,196               313,611
Investment B GAAC                                                    4,000
                                                               -----------
     TOTAL ASSETS                                              $ 1,411,269
                                                               ===========

CURRENT LIABILITIES
  Notes payable                                                    $90,000
  Current portion of installment notes payable                      26,848
  Demand note payable to stockholder                                14,698
  Accounts payable                                               1,424,378
  Accrued expenses                                                 106,698
                                                               -----------
     Total Current Liabilities                                   1,662,622

LONG-TERM DEBT, net of current portion                              62,361
                                                               -----------
     Total Liabilities                                           1,724,983
                                                               -----------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000
     shares authorized, 15,457,400 shares
     issued and outstanding                                         15,457
   Paid in capital                                               2,303,436
   Retained earnings (Deficit)                                 (2,632,607)
                                                               -----------
     Total Stockholders' Equity (Deficit)                      (  313,714)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,411,269
                                                               ===========

                    COLE COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months Ended March 31, 2001 and 2000

                                                     2001         2000
                                                   ----------   ----------
REVENUES
  Retail                                           $2,717,836   $2,468,348
  Wholesale                                         1,013,787
                                                   ----------   ----------
     Total Revenues                                 3,731,623    2,468,348
                                                   ----------   ----------
COST OF SALES
  Retail                                            2,212,691    2,042,838
  Wholesale                                         1,007,006
                                                   ----------   ----------
     Total Cost of Sales                            3,219,697    2,042,838
                                                   ----------   ----------
  GROSS MARGIN                                        511,926      425,505
                                                   ----------   ----------
Selling expenses                                      301,608      421,342
General and administrative                            187,716      293,625
                                                   ----------   ----------
     NET INCOME (LOSS) FROM OPERATIONS                 22,602     (289,462)

Interest (expense)                                    (2,785)     ( 12,514)
                                                   ----------   ----------
     NET INCOME (LOSS) BEFORE TAXES                   19,817     (301,976)
                                                   ==========   ==========


Income (loss) per common share                         $(0.00)      $ (.03)
Weighted average shares outstanding                11,468,829   10,150,135

                    COLE COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
        For the Three Months Ended March 31, 2001 and 2000

                                                        2001       2000
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  19,817 $ (301,976)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued in 1999 for 2000 services                           1,500

    Depreciation                                         22,746     12,741
  Change in cash from:
    Accounts receivable                                 558,936   (  5,252)
    Inventory                                          ( 18,280)  (179,933)
    Income tax refunds receivable                                    3,000
    Other current assets                                  1,415
    Accounts payable                                   (565,689)  (  4,514)
    Accrued expenses                                   ( 61,468)  (  4,692)
                                                      ---------  ---------
     NET CASH FROM OPERATING ACTIVITIES                ( 42,523)  (479,126)
                                                      ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                (  6,875)  ( 78,326)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                            492,558
  Proceeds from new installment notes payable                       68,283
  Advances by (repayments to) founding stockholder                (  7,714)
  Payments on notes payable                                       ( 34,852)
  Principal payments on installment loans              (  8,606)  ( 19,642)
                                                      ---------  ---------
     NET CASH FROM FINANCING ACTIVITIES                (  8,606)   498,633
                                                      ---------  ---------
NET CHANGE IN CASH                                     ( 58,004)  ( 58,819)

CASH ON HAND - beginning of year                        192,751    154,791
                                                      ---------  ---------
             - end of year                            $ 134,747  $  95,972
                                                      =========  =========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                       $  12,514  $  12,514
  Income taxes paid                                           0          0

                   COLE COMPUTER CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Cole Computer Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2000 audited financial statements, as reported in the SB-2, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------

     The statements contained in this Form 10-QSB are not purely historical but also forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are being made based on management's best interpretation of the company's current data and are also based on current management expectations and information available to the Company as of this date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results may well differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and
Exchange Commission.   All references are to the Company's fiscal period
ending December 31, 2000, unless otherwise indicated. These statements specifically address 1st Quarter 2001 results. Management has made best efforts in its attempt to forecast future potential of the Company and report all relevant information of which it has been made aware. Management does caution shareholders, investors, or potential investors to make their own independent judgements and to seek competent and qualified advisors regarding this report.

Results of Operations.
----------------------

Management's Discussion and Analysis of Financial Condition.
------------------------------------------------------------

     The following discussion highlights our Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this report.

     We experienced a net profit before taxes of $19,817 in the 1st Quarter of 2001 as compared to a loss of ($301,976) in same period of 2000. This improvement is due to increase in sales and reduction of overhead expenses.

Our retail revenues increased 10% with sales of $2,717,836 for the 1st Quarter of 2001 as compared to $2,468,348 for the year 2000. The two additional stores opened after the 1st Quarter in 2000, along with the strategic advertising in our local competitive markets, primarily provided this increase in retail sales for 2001. We also have relocated three of our retail outlets to better serve walk-in traffic. This has increased walk-in traffic in these stores by at least 25%.

     We increased our gross margin 2% for retail sales in 1st Quarter of 2001 when compared to 2000. This increase in gross margin reflects a focus more on retail markets, which has a higher margin of return. In addition, we increased our efforts in the education markets, which are getting their grant money to finish out their fiscal year. We have made arrangements with our key vendors for low pricing to win bids in these markets. This effort has met with several initial successes and we will continue this through the next quarter.

     Selling expenses as a percentage of retail sales decreased to 11% from 15% in 2000. This reflects a $50,000 decrease in labor costs and a $70,000 decrease in promotion expenses. The relocation of stores mentioned above has also reduced selling expenses since new locations have lower rent and utility costs.

     General and administrative costs as a percentage of retail sales decreased to 7% from 10% in 2000. Corporate payroll decreased $32,000 from reductions in support personnel by consolidation or elimination of administrative duties. Also, a $20,000 reduction in legal and accounting expenses helped to decrease general and administrative costs.

     We continue to have a great relationship with Lasertech even though we had a deficit of ($568,964) in working capital as of March 31, 2001 as
compared to a deficit of ($667,013) as of December 31, 2000.   Continued
profits from operations coupled with the current arrangement with Lasertech for a product credit line will continue to make this a viable company.

Liquidity.
----------

           The Company had current assets of $134,747 in cash, $293,403 in accounts receivable and $632,949 of inventory. The Company had trade accounts payable of $1,424,378, and accrued expenses of $106,698.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

              (i)

          None.

             (ii)

               Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, incorporated herein by reference.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLE COMPUTER CORPORATION


Date: 5/17/01                         By/s/John L. Ruth
      ------------                      --------------------------
                                        John L. Ruth, President and COO

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                      COLE COMPUTER CORPORATION


Date: 5/17/01                         By/s/John L. Ruth
      ------------                      ----------------------
                                        John L. Ruth, President and COO

Date: 5/17/01                         By/s/Homer O. Cole, III
      ------------                      ----------------------
                                        Homer O. Cole III, Director
                                        and CEO

Date: 5/17/01                         By/s/Cynthia A. Cole
      ------------                      ------------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary/Treasurer