Form 10QSB
period 2001-06-30
COLE COMPUTER CORP
filed 2001-08-13
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-23819


                            COLE COMPUTER CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 76-0547762
-----------------------------                   --------------------------------
(State or other  jurisdiction                  (IRS Employer Identification No.)
 of  incorporation  or  organization)


               11711 South Portland, Oklahoma City, Oklahoma 73170
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 491-7300
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes : X  No

As of August 13, 2001, 15,507,400 shares of Common Stock of the issuer were outstanding.

                            COLE COMPUTER CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.   Financial Statements                                               F-3
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          F-7

                                     PART II

Item 1.   Legal Proceedings                                                  F-8
Item 2.   Changes in Securities and Use of Proceeds                          F-8
Item 6.   Exhibits and Reports on Form 8-K                                   F-9

          Signatures                                                         F-9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                            COLE COMPUTER CORPORATION
                             CONDENSED BALANCE SHEET

                                                                June 30,
                                                                  2001
                                                               --------------
                                                               Unaudited)
ASSETS

Current assets:
  Cash                                                           $  73,677
  Accounts receivable - trade                                      814,920
  Inventory                                                        558,573
  Other current assets                                              48,446
                                                               --------------
    Total current assets                                         1,495,616

Equipment, less accumulated depreciation of $192,942               311,077
Other                                                                4,000
                                                               --------------
                                                               $ 1,810,693
                                                               ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                   $158,228
  Current portion of installment notes payable                      30,044
  Demand note payable to stockholder                                 7,179
  Accounts payable                                               1,800,244
  Accrued expenses                                                 121,231
                                                               --------------
    Total current liabilities                                    2,116,926
                                                               --------------

Stockholders' equity (deficit):
  Common stock, $.001 par value, 25,000,000 shares
    Authorized:  15,507,400 shares issued and outstanding:          15,507
  Paid-in capital                                                2,310,386
  Accumulated deficit                                          (2,632,126)
                                                               --------------
    Total stockholders' equity (deficit)                         (306,233)
                                                               --------------
                                                               $ 1,810,693
                                                               ==============


              See accompanying notes to interim condensed financial
                                  statements.

--------------------------------------------------------------------------------
                            COLE COMPUTER CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Three months ended
                                                    June 30,                      Six months ended June 30,
                                            2001               2000                2001                2000
                                       ----------------   ----------------   ------------------   ----------------

Revenues:
  Retail                                 $ 2,764,485         $ 2,055,383          $ 5,482,321         $ 4,523,726
  Wholesale                                  779,354                   -            1,793,141                   -
                                       ----------------   ----------------   ------------------   -----------------
    Total revenue                          3,543,839           2,055,383            7,275,462           4,523,726
                                       ----------------   ----------------   ------------------   -----------------

Cost of sales:
  Retail                                   2,310,542           1,855,275            4,523,233           3,898,113
  Wholesale                                  773,413                   -            1,780,419                   -
                                       ----------------   ----------------   ------------------   -----------------
    Total cost of sales                    3,083,955           1,855,275            6,303,652           3,898,113
                                       ----------------   ----------------   ------------------   -----------------
Gross margin                                 459,884             200,108              971,810             625,613

Selling expenses                             296,496             392,367              598,104             813,709
General and administrative                   160,881             644,296              348,597             937,921
                                       ----------------   ----------------   ------------------   -----------------
                                             457,377           1,036,663              946,701           1,751,630
                                       ----------------   ----------------   ------------------   -----------------

Income (loss) from operations                  2,507           (836,555)               25,109         (1,126,017)

Other income (expense):
Loss on sale of assets                             -             (5,446)                    -             (5,446)
Interest expense, net                        (2,026)            (13,008)              (4,811)            (25,522)
                                       ----------------   ----------------   ------------------   -----------------
                                             (2,026)            (18,454)              (4,811)            (30,968)
                                       ----------------   ----------------   ------------------   -----------------
                                       ----------------   ----------------   ------------------   -----------------

                                       ----------------   ----------------   ------------------   -----------------
Net income (loss)                             $  481         $ (855,009)             $ 20,298       $ (1,156,985)
                                       ================   ================   ==================   =================

Basic and diluted income (loss) per
 common share                                  $0.00             $(0.08)                $0.00             $(0.11)
                                       ================   ================   ==================   =================

Weighted average shares outstanding       11,467,931          11,132,400           11,463,765          10,641,267
                                       ================   ================   ==================   =================



              See accompanying notes to interim condensed financial
                                  statements.

                            COLE COMPUTER CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Six months ended June 30,
                                                         -------------------------------------
                                                               2001                2000
                                                         -------------------------------------

Cash flows from operating activities:
  Net income (loss)                                             $ 20,298        $(1,156,985)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Stock issued for services                                      7,000             390,000
    Depreciation and amortization                                 45,492              44,195
    Loss on sale of asset                                              -               5,446
  Changes in operating assets and liabilities
    Accounts receivable                                           37,419             (4,171)
    Inventory                                                     56,096               3,044
    Other current assets                                        (14,472)            (12,984)
    Income tax funds receivable                                        -              10,090
    Accounts payable and accrued expenses                      (236,758)             (6,110)
                                                         -----------------   -----------------
        Net cash used in operating activities                   (84,925)           (727,475)
                                                         -----------------   -----------------

Cash flows from investing activities:
  Purchase of equipment                                         (27,087)           (194,086)
  Proceeds from sale of assets                                         -               6,000
                                                         -----------------   -----------------
        Net cash used in investing activities                   (27,087)           (188,086)
                                                         -----------------   -----------------

Cash flows from financing activities:
  Stock issued for cash                                                              750,000
  Proceeds from installment notes payable                         15,000             106,619
  Advances by (repayments to) founding stockholder               (7,519)              69,373
  Payments on notes payable                                            -            (33,370)
  Payments on installment notes payable                         (14,543)            (34,852)
                                                         -----------------   -----------------
        Net cash provided by (used in) financing activities      (7,062)             857,770
                                                         -----------------   -----------------

Net increase (decrease) in cash and cash equivalents           (119,074)            (57,791)
Cash and cash equivalents at beginning of period                 192,751             154,791
                                                         -----------------   -----------------
Cash and cash equivalents at end of period                      $ 73,677             $97,000
                                                         =================   =================

Cash paid for:
  Interest                                                       $ 4,811             $25,587





              See accompanying notes to interim condensed financial
                                  statements.

                            COLE COMPUTER CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Cole Computer Corporation's December 31, 2000 Form 10-KSB.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

GENERAL OVERVIEW

Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the d.b.a. Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the "Company") and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") in 1998. ESCI is now a wholly-owned subsidiary of the Company. The Company has thirteen retail stores in Oklahoma, Arkansas and Texas, and sells to area government agencies and military installations. The Company also sells to distributors and other resellers.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

Retail sales for the three months ended June 30, 2001 increased by $709,102 or 34% to $2,764,485 from $2,055,383 for the corresponding period of the prior year due to the Company's strategic advertising and moving three retail outlets to higher traffic areas. Walk-in traffic for these locations has increased by approximately 25%. For the six months ended June 30, 2001 retail revenues increased $958,595 or 21% to $5,482,321 from $4,523,726 for the six months ended June 30, 2000 for the reasons discussed above.

The Company experienced an increase in the retail cost of sales for the three months ended June 30, 2001 of $455,267 or 25% from $1,855,275 for the three months ended June 30, 2000 compared to $2,310,542 for the three months ended June 30, 2001. Management attributes the increase in retail cost of sales for the three months ended June 30, 2001 due to increased sales. For the six months ended June 30, 2001 retail cost of sales increased $625,120 to $4,523,233 from $3,898,113 for the six months ended June 30, 2000. The increase in retail cost of sales for the six months ended June 30, 2001 was due to the increase in retail sales.

Selling expenses for the three months ended June 30, 2001 decreased by $95,871 or 24% to $296,496 from $392,367 for the corresponding period of the prior year. The decrease is attributable to the Company's focus on controlling costs. For the six months ended June 30, 2001 selling expenses decreased $215,605 or 26% to $598,104 from $813,709 for the corresponding period of the prior year. The decrease is attributable to the Company's controlling costs and includes a decrease in rent and utility expenses.

General and administrative expenses for the three months ended June 30, 2001 decreased by $483,415 or 75% to $160,881 from $644,296 for the corresponding period of the prior year. The decrease is attributable to the Company incurring significant costs in 2000 for a strategic alliance which broadened the Company's market including a process to bid on governmental contracts. For the six months ending June 30, 2001 general and administrative expenses decreased $589,324 or 63% to $348,597 from $937,921 for the corresponding period of the prior year. The decrease is attributable to the reason discussed above.

Net income for the three months ended June 30, 2001 increased to $481 or by $855,490 from a net loss of $855,009 for the corresponding period of the prior year. The increase is largely attributable to the increased revenues, the reduction of selling expenses, and the reduction in general and administrative expenses. For the three months ended June 30, 2001 and 2000 the Company did not record a tax benefit or expense. For the six months ended June 30, 2001, the Company recorded net income of $20,298 or an increase of $1,177,283 from a net loss of $1,156,985 for the corresponding period of the previous year. The
Company did not record a tax benefit or expense for the six months ended June 30, 2001 and 2000. The reason for the increase in net income is principally due to the increased revenues, reduced selling expenses, and the reduced general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2001 the Company had negative working capital of $621,310. This compares with negative working capital of $596,046 as of December 31, 2000.

For the six months ended June 30, 2001 cash used in operations decreased to $84,925 from cash used in operations of $727,475 for the corresponding period of the prior year principally due to the Company earning a net income for the six months ended June 30, 2001 as opposed to the net loss incurred for the six months ended June 30, 2000.

For the six months ended June 30, 2001 cash used in investing activities decreased to $27,087 from cash used in investing activities of $188,096 for the corresponding period of the prior year as the Company has actively controlled costs and correspondingly its purchases of property and equipment.

Net cash used in financing activities was $7,062 from cash provided by financing activities of $857,770 for the corresponding period of the prior year. The Company received $750,000 from the sale of its common stock for the six months ended June 30, 2000.

Factors That May Affect Future Results

Competition: The computer industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the Company depends upon its ability to develop new products and to create market demand for these new and other existing products. If the Company is unable to compete effectively or acquire additional financing to fund future research and development expenditures, it would have a materially adverse effect on the company's business operations and the Company would not be unable to continue marketing and developing products

Dependence Upon External Financing: The Company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the Company to continue its growth and expand its business is dependent upon the ability of the Company to raise additional financing either through the issuance of additional stock or the incurrence of debt.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

None

ITEM 2: Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2001, the Company issued its president, John Ruth, 50,000 shares of its common stock in connection with an employment agreement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None

         b) Reports on Form 8-K

         None



                                                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  COLE COMPUTER CORPORATION

Date: August 13, 2001                              By:/s/ Homer Cole III
                                                      ------------------------
                                                       Homer O. Cole III,
                                                       Director and CEO