Form 10KSB/A
period 2000-12-31
COLE COMPUTER CORP
filed 2001-08-28
CIK 828189

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to ____________

                           Commission File No.:0-23819


                            COLE COMPUTER CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                       76-0547762
 ------------------------------                 --------------------------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            1005 Metropolitan Avenue
                          Oklahoma City, Oklahoma 73108
                     --------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (405) 692-5351

                                       N/A
           -----------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:

                      $0.001 par value common voting stock

                   Name of Each Exchange on Which Registered:None


Securities Registered under Section 12(g) of the Exchange Act:None

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)   Yes  X    No
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

     August 27, 2001 - $1,409,006. There are approximately 5,636,025 shares of common voting stock of the Company held by non-affiliates. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on this date.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

                                       N/A

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 August 27, 2001

                                   15,507,400

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes      No  X
                                                ----    ----

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

     Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www.colecomputercorp.com and www.okcmasters.com), along with "direct to the customer" mail-order, as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail, government and wholesale buyers, including a shopping cart with a secure credit card payment system. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------------

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

     On the effectiveness of the Company's 10-SB Registration Statement, the Company became subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "1934 Act.") These requirements include, among others, that the Company must file with the Securities and Exchange Commission annual reports on Form 10-KSB ("SB" denotes a "small business issuer") that contain audited financial statements; quarterly reports on 10-QSB that contain reviewed financial statements; 8-K Current Reports reporting current material events; and proxy or information statements governed by Regulation 14A or 14C of the Securities and Exchange Commission that are then mailed to stockholders for any matter requiring the vote of consent of stockholders. Principals or 5% stockholders of the Company are also required to report their beneficial ownership and any changes in this ownership on appropriate forms. Directors, executive officers and 10% stockholders are also subject to Section 16(b) of the 1934 Act respecting "short swing" profits.

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

                                STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 1999                        Unpriced           Unpriced

June 30, 1999                           $4.00              $3.00

September 30, 1999                      $4.00              $1.50

December 31, 1999                       $2.375             $1.25

March 31, 2000                          $8.50              $2.125

June 30, 2000                           $5.125             $1.875

September 30, 2000                      $2.4375            $0.65625

December 31, 2000                       $0.71875           $0.3125

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

Holders.
--------

     The number of record holders of the Company's common stock as of August 27, 2001, was approximately 366.

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

     Total Revenues increased 25% with sales of $10,940,140 for the year 2000 as compared to $8,737,770 for the year 1999. The revenue increase came at a time when the computer industry was down. In addition, we opened a new retail outlet in Springdale, Arkansas. This retail outlet has achieved a level of sales sufficient to cover its own operating expenses and has started to contribute income needed for covering corporate overhead.

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

     General and administrative costs as a percentage of total revenue decreased to 10% from 12% in 1999. This decrease was due to the $49,000 reduction in legal and accounting expenses. In addition, corporate payroll was reduced by $57,000 by reducing middle management staff.

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

     During 2000, the Company has made significant progress in determining what type of advertising works best for our marketplace. We have entered into agreements with some major vendors to secure Marketing Designated Funds (MDF) to assist in advertising. This has allowed our advertising efforts to double while our costs have remained the same.

     Our General Service contract has not met expectations for the year. We made cuts in sales staff along with continuing budgets cuts by DOD Agencies and extended continuing resolution during a presidential year all contributed to less than desired sales.

     We incurred a net loss of ($1,749,145) after taxes for the fiscal year ending December 31, 2000 as compared to a net loss of ($637,036) after taxes for the year ended 1999. We reserved a loss of ($127,775) for a theft loss receivable due to stolen credit card purchases in 1999. In addition, the Company is writing off the unamortized portion of expenses ($236,645) that was incurred in seeking the General Services Contract. This was done based on the sales volume and gross margins under the contract.

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

March 9, 2001, except as to Note 2 which is as of August 22, 2001

/s/ Malone & Bailey, PLLC
Houston, Texas

                          COLE COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                December 31,


                                                                    2000
                                                                   ------

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

                          COLE COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF LOSS
                      For the Years Ended December 31,

                                                      2000          1999
                                                     ------        ------
REVENUES
  Retail                                           $9,227,004   $8,737,770
  Wholesale                                         1,713,136

                                                   10,940,140    8,737,770

COST OF SALES
  Retail                                            8,087,750    7,398,134
  Wholesale                                         1,653,136

Total Cost of Sales                                 9,740,886    7,398,134

  GROSS MARGIN                                      1,199,254    1,339,636

Selling expenses                                    1,612,317      955,981
General and administrative                          1,127,821    1,020,691
Impairment loss                                       208,261

NET LOSS FROM OPERATIONS                           (1,749,145)   ( 637,036)

Other income (expense)
  Interest income                                                       43
  Interest (expense)                                (  39,565)   (  22,300)

NET LOSS                                          $(1,788,710)  $( 659,293)

Net loss per common share                               $(.16)      $(.07)

Weighted average shares outstanding                10,875,468   10,041,879

             See accompanying summary of accounting policies
                    and notes to financial statements.

                            COLE COMPUTER CORPORATION
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                 For the Years Ended December 31, 2000 and 1999

                         - Common stock -      Paid in
                           Shares    Amount    Capital  (Deficit)   Totals

Balances -
  December 31, 1998       9,940,900 $ 9,941  $ 445,753 $( 204,421) $  251,273

Shares sold for cash
  January 1999               50,000      50     49,950                 50,000

Adjustment of shares
  Issued in connection
  with reorganization
  December 1998              50,000      50        (50)

Shares contributed
  By founding
  Shareholders              (81,100)    (81)        81

Shares issued for
  services                  154,600     154    307,047                307,201

Net loss                                                 (659,293)   (659,293)
Balances -
  December 31, 1999      10,114,400  10,114    802,781   (863,714)    (50,819)

Shares sold for cash
 March 2000                 328,372     328    492,230                492,558

Shares sold for cash
  April 2000                171,628     172    257,270                257,442

Shares issued for
  payment of debt
  June 2000                 250,000     250    249,750                250,000

Shares issued for
  services                  268,000     268    401,730                401,998

Shares issued for
  payment of debt
  December 2000             325,000     325     99,675                100,000

Shares issued in
  connection with
  investment              4,000,000   4,000                             4,000

Net loss                                               (1,788,710) (1,788,710)
Balances -
  December 31, 2000      15,457,400 $15,457 $2,303,436$(2,652,424)  $(333,531)

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

NOTE 2 - MANAGEMENT AGREEMENT

In May 2001, the Company expanded its management agreement with the shareholder, major vendor and board member referred to in Note 6. This expanded agreement now includes operational controls over all Company stores, store inventory levels and Company payment obligations to suppliers.

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

During the 4th quarter 2000, the Company issued 4,000,000 shares in connection with an investment.

NOTE 12 - MAJOR VENDORS

The following were significant vendors during 2000 and 1999:

                                           2000            1999
                                          -------         ------

               Company A                 3,918,000  40%  2,604,000  37%
               Company B                 2,592,000  27%    824,000  12%
               Company C                                   673,000  12%
               Company D                                   656,000  12%

One customer accounted for 16% total sales in 2000. No customer accounted for sales greater than 10% in 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        ------------------------------------------------------------------------

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

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company to its chief executive officer for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

                                                    Secur-
                                     Other          ities          All
Name and   Year or                   Annual  Rest-  Under-  LTIP   Other
Principal  Period   Salary   Bonus   Compen- ricted lying   Pay-   Comp-
Position   Ended      ($)     ($)    sation  Stock  Options outs   ensation
-----------------------------------------------------------------

Homer O.    12/31/99   $63,127  0       0   18,200    0      0      0
Cole, III   12/31/00   $87,000  0       0     0       0      0      0
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


Compensation of Directors.
--------------------------

     All Directors of the Company receive for serving on the Board of Directors of the Company, 6,250 shares of the Company per quarter, providing the Director is present at the Shareholders Meeting and available throughout the quarter, plus any actual expenses incurred.

Employment Contracts.
---------------------

     The Company has entered into Employment Agreements with John Ruth, John Geist and Eddy Littlejohn. The Employment Agreements prohibit the executives from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that the Company will have the right to terminate any executive's employment, and that any executive will have the right at any time to terminate his employment with the Company under the Employment Agreements. The Company will provide an executive with the following benefits in the event of termination by the Company other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements): (I) a lump-sum payment in an amount of two months salary in effect on the date of termination and (II) other benefits are required.

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

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                          Percentage                     Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           -------            -----------------------------
Homer O. and
Cynthia A. Cole               34%                     5,170,675(1)
11711 South Portland
Oklahoma City, OK 73170

S.F. Hartley, D.P.M.           *                         98,000
2201 Juanita Lane
Deer Park, TX 77536

Kam Mar                        *                         50,000
1110 Volante Drive
Arcasia, CA 91007

John L. Ruth                   *                        100,200
6201 S E 56th Street
Oklahoma City, OK 73130

John Geist                     *                         60,000
2310 NW Dunstan
Lawton, OK 73505

Albert D. Fields               *                         10,000
& Lois M. Fields JTTEN
603 Sandylane
Laparte, TX 77571

Dr. Yin-Chang Liu              *                            -0-

Eddy Littlejohn                *                          7,500

All directors and executive
officers as a group (7)      36.321%                  5,496,375

*    Less than one percent

(1) Cynthia A. Cole is the registered owner of 196,275 shares and Homer O. Cole is the registered owner of 264,400 shares and Cynthia A. and Homer O. Cole are the registered owners of 4,700,000 shares. All of these shares are considered to be beneficially owned by both.

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

                                    COLE COMPUTER CORPORATION


Date: 8/27/01                        By /s/ Homer O. Cole III
                                        ----------------------------
                                        Homer O. Cole III, Director
                                        and CEO


Date: 8/27/01                        By /s/ Cynthia A. Cole
                                        ----------------------------
                                        Cynthia A. Cole, Director
                                        and Secretary


Date: 8/27/01                        By /s/Eddy Littlejohn
                                        ----------------------------
                                         Eddy Littlejohn
                                         Chief Financial Officer


Date: 8/27/01                        By  /s/ S. F. Hartley, D.P.M.
                                         ---------------------------
                                         S. F. Hartley, Director
                                         and Chairman of the Board

Date: 8/27/01                        By  /s/ John L. Ruth
                                         ---------------------------
                                         John L. Ruth, President and
                                         Director