Form 10QSB
period 2001-09-30
COLE COMPUTER CORP
filed 2001-11-19
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-23819


                            COLE COMPUTER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 76-0547762
                                -----------------
  (State or other jurisdiction of incorporation or organization)(IRS Employer
                              Identification No.)


            1005 Metropolitan Avenue, Oklahoma City, Oklahoma 73108
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 491-7300
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X    No
                                      ---     ---

As of August 15, 2001 15,507,400 shares of Common Stock of the issuer were outstanding.

                            COLE COMPUTER CORPORATION
                                  FORM 10-QSB

                                      INDEX

                                     Part I

Item 1.     Financial Statements                                             F-3

Item 2.     Management's  Discussion  and  Analysis
              of Financial Condition and Results of Operations               F-8


                                    Part II

Item 1.     Legal Proceedings                                                F-9

Item 2:     Changes in Securities                                            F-9

Item 3:     Defaults Upon Senior Securities                                  F-9

Item 4:     Submission of Matters to a Vote of Security Holders              F-9

Item 5:     Other Information                                                F-9

Item 6:     Exhibits and Reports on Form 8-K                                 F-9

            Signatures                                                      F-10

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements


                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                    December 31, 2000 and September 30, 2001

                                                                    (Unaudited)
                                                    December 31,   September 30,
                                                        2000           2001
                                                    ------------   -------------
CURRENT  ASSETS
  Cash                                               $  192,751     $  198,245
  Accounts receivable                                   273,169        317,719
  Accounts receivable - affiliate                       579,170              -
  Inventory                                             614,669        576,888
  Other current assets                                   33,974         49,253
                                                     ----------     ----------
Total Current Assets                                  1,693,733      1,142,105
                                                     ----------     ----------

EQUIPMENT, less accumulated  depreciation
  of $147,450 and $215,688                              329,482        289,877
                                                     ----------     ----------

Investment, at cost                                       4,000          4,000
                                                     ----------     ----------

TOTAL ASSETS                                         $2,027,215     $1,435,982
                                                     ==========     ==========


CURRENT  LIABILITIES
  Notes Payable                                      $   90,000     $   95,000
  Current portion of long-term
    debt and capital leases                              26,848         31,848
  Demand note payable to stockholder                     14,698          7,179
  Accounts payable                                    1,179,734      1,421,790
  Accounts payable - affiliate                          810,333              -
  Accrued expenses                                      168,166         98,304
                                                     ----------     ----------

Total Current Liabilities                             2,289,779      1,654,121
                                                     ----------     ----------

LONG-TERM DEBT AND CAPTIAL LEASES                        70,967         43,550
                                                     ----------     ----------

Total Liabilities                                     2,360,746      1,697,671
                                                     ----------     ----------

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 25,000,000
  shares authorized, 15,457,400 and 15,507,400
  shares issued and outstanding, respectively            15,457         15,507
  Paid-in capital                                    2,303,436       2,310,386
  Deficit                                           (2,652,424)     (2,587,582)
                                                     ----------     ----------

Total Stockholders' Deficit                           (333,531)       (261,689)
                                                     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $2,027,215      $1,435,982
                                                    ==========      ==========

        See accompanying notes to interim condensed financial statements.

                            COLE COMPUTER CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                  Three months ended       Nine months ended
                                    September 30,            September 30,
                                   2001        2000        2001         2000
                                   ----        ----        ----         ----
Revenues:
  Retail                      $ 2,890,056  $ 2,730,973  $ 8,372,377  $7,254,699
  Wholesale                       939,146            -    2,732,287           -
                              -----------  -----------  -----------  ----------
      Total revenue             3,829,202    2,730,973   11,104,664   7,254,699
                              -----------  -----------  -----------  ----------

Cost of sales:
  Retail                        2,375,716    2,385,669    6,898,949   6,283,782
  Wholesale                       939,146            -    2,719,565           -
                              -----------  -----------  -----------  ----------

      Total cost of sales       3,314,862    2,385,669    9,618,514   6,283,782
                              -----------  -----------  -----------  ----------

Gross margin                      514,340      345,304    1,486,150     970,917
                              -----------  -----------  -----------  ----------

Selling expenses                  305,875      311,596      903,979   1,125,305
General and administrative        161,684      227,617      510,281   1,165,538
                              -----------  -----------  -----------  ----------

                                  467,559      539,213    1,414,260   2,290,843
                              -----------  -----------  -----------  ----------

Income (loss) from operations      46,781     (193,909)      71,890  (1,319,926)
                              -----------  -----------  -----------  ----------

Other  income  (expense):
Loss on sale of assets                  -            -           -       (5,446)
Interest expense, net              (2,237)      (6,529)     (7,048)     (32,051)
                              -----------  -----------  -----------  ----------

                                   (2,237)      (6,529)     (7,048)     (37,497)
                              -----------  -----------  -----------  ----------

Net income (loss)             $    44,544   $ (200,438) $   64,842  $(1,357,423)
                              ===========   ==========  ==========  ===========

Basic and diluted income
  (loss) per common share     $      .003   $    (.018) $     .004  $    (0.126)
                              ===========   ==========  ==========  ===========

Weighted average shares
  outstanding                  15,507,400   11,132,400  15,476,844    10,804,978



        See accompanying notes to interim condensed financial statements.

                            Cole Computer Corporation
                        Statements of Stockholders Equity
  For the year ended December 31, 2000 and Nine Months ended September 30, 2001


                            Common Stock
                        -------------------
                          Shares     Amount    Capital     (Deficit)      Totals
                        ----------   ------   ---------   ------------  ----------
December 31, 1999       10,114,400   $10,114  $ 802,781   $  (863,714)  $ (50,819)

Shares sold for cash
  March 2000               328,372      328     492,230                   492,558

Shares sold for cash
  April 2000               171,628      172     257,270                   257,442

Shares issued for
  payment of debt
  June 2000                250,000      250     249,750                   250,000

Shares issued for
  services                 268,000      268     401,730                   401,998

Shares issued for
  payment of debt
  December 2000            325,000      325      99,675                   100,000

Shares issued in
  connection with        4,000,000    4,000                                 4,000
  investment

Net loss                                                   (1,788,710) (1,788,710)
                        ----------   ------   ---------    -----------   --------
Balances-
December 31, 2000       15,457,400   15,457   2,303,436    (2,652,424)   (333,531)

For the Nine Months
Ended September 30,
2001 (Unaudited)

Shares issued for
  services                  50,000       50       6,950                     7,000

Net Income                                                     64,842      64,842
                        ----------   ------   ---------    -----------   --------

Balances - September
  30, 2001              15,507,400  $15,507  $2,310,386   $(2,587,582)  $(261,689)
                        ==========   ======   =========    ===========   ========

        See accompanying notes to interim condensed financial statements.

                            COLE COMPUTER CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                Nine months ended September 30,
                                                       2001          2000
                                                       ----          ----
Cash flows from operating activities:
  Net income (loss)                              $    64,842     $  (1,357,423)
  Adjustments to reconcile net income to
    net cash used  in  operating  activities:
    Stock issued for services                          7,000           390,000
    Depreciation and amortization                     68,238            75,007
    Loss on sale of asset                                  -             5,446
  Changes in operating assets and liabilities
    Accounts receivable                              534,620           (82,434)
    Inventory                                         37,781          (238,012)
    Other current assets                             (15,279)           (8,241)
    Income tax funds receivable                            -            10,090
    Accounts payable and accrued expenses           (638,139)          628,721
    Customer deposit                                       -            92,441
                                                 ----------      -------------
        Net cash provided by (used in)
          operating activities                        59,063          (484,405)
                                                 ----------      -------------

Cash  flows  from  investing  activities:
    Purchase of equipment                            (28,633)         (197,230)
    Proceeds from sale of assets                           -             6,000
                                                 ----------      -------------

    Net cash used in investing activities            (28,633)         (191,230)
                                                 ----------      -------------

Cash  flows  from  financing  activities:
  Stock issued for cash                                    -           750,000
  Proceeds from installment notes payable              5,000           106,619
  Advances by (repayments to) founding
    stockholder                                       (7,519)           69,373
  Payments on notes payable                                -           (34,852)
  Payments on installment notes payable              (22,417)          (39,610)
                                                 ----------      -------------

    Net cash provided by (used in) financing
      activities                                     (24,936)          851,530
                                                 ----------      -------------

    Net increase in cash and cash equivalents          5,494           175,895

Cash and cash equivalents at beginning of period     192,751           154,791
                                                 ----------      -------------

Cash and cash equivalents at end of period       $   198,245     $     330,686
                                                 ===========     =============
Cash  paid  for:

  Interest                                       $     7,048         $  32,051

        See accompanying notes to interim condensed financial statements.

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001


Note  1:Presentation

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Cole Computer Corporation's December 31, 2000 Form 10-KSB.

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

GENERAL  OVERVIEW

Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating electronics repair business. In 1996, the Company adopted the d.b.a. Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the "Company") and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") in 1998. ESCI is now a wholly-owned subsidiary of the Company. The Company has thirteen retail stores in Oklahoma, Arkansas and Texas, and sells to area government agencies and military installations. The Company also sells to distributors and other resellers.

RESULTS  OF  OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Retail sales for the three months ended September 30, 2001 increased by $159,083 or 6% to $2,890,056 from $2,730,973 for the corresponding period of the prior year due to the Company's moving of three retail outlets to higher traffic areas. For the nine months ended September 30, 2001 retail revenues increased $1,117,678 or 15% to $8,372,377 from $7,254,699 for the nine months ended
September  30,2000  for  the  reasons  discussed  above.

The Company experienced a decrease in the retail cost of sales for the three months ended September 30, 2001 of $9,953 or 1% from $2,385,669 for the three months ended September 30, 2000 compared to $2,375,716 for the three months ended September 30, 2001. Management attributes the decrease in retail cost of sales to improved profit margins from 13% in 2000 to 18% in 2001. For the nine months ended September 30, 2001 retail cost of sales increased $615,167 to $6,898,949 from $6,283,782 for the nine months ended September 30, 2000. The increase in retail cost of sales for the nine months ended September 30, 2001 was due to the increase in retail sales offset in part by improved gross profit margins.

Selling expenses for the three months ended September 30, 2001 decreased by $5,721 or 2% to $305,875 from $311,596 for the corresponding period of the prior year. The decrease is attributable to the Company's focus on controlling costs. For the nine months ended September 30, 2001 selling expenses decreased $221,326 or 20% to $903,979 from $1,125,305 for the corresponding period of the prior year. The decrease is attributable to the Company's controlling costs and includes a decrease in rent and utility expenses.

General and administrative expenses for the three months ended September 30, 2001 decreased by $65,933 or 29% to $161,684 from $227,617 for the corresponding period of the prior year. The decrease is attributable to the Company incurring significant costs in 2000 for a strategic alliance which broadened the Company's market including a process to bid on governmental contracts. For the nine months ending September 30, 2001 general and administrative expenses decreased $655,257 or 56% to $510,281 from $1,165,538 for the corresponding period of the prior year. The decrease is attributable to the reason discussed above.

Net income for the three months ended September 30, 2001 increased to $44,544 or by $244,982 from a net loss of $(200,438) for the corresponding period of the prior year. For the three months ended September 30, 2001 and 2000 the Company did not record a tax benefit or expense. For the nine months ended September 30, 2001, the Company recorded net income of $64,842 or an increase of $1,422,265 from a net loss of $(1,357,423) for the corresponding period of the previous year. The Company did not record a tax benefit or expense for the nine months ended September 30, 2001 and 2000. The reason for the increase in net income is due to the reason discussed above.

Liquidity  and  Capital  Resources

At September 30, 2001 the Company had negative working capital of $(512,016). This compares with negative working capital of $(596,046) as of December 31, 2000.

For the nine months ended September 30, 2001 cash provided from operations increased to $59,063 from cash used in operations of $(484,405) for the corresponding period of the prior year.

For the nine months ended September 30, 2001 cash used in investing activities decreased to $(28,633) from cash used in investing activities of $(191,230) for the corresponding period of the prior year as the Company has actively controlled costs and correspondingly its purchases of property and equipment.

Net cash used in financing activities was $(24,936) from cash provided by financing activities of $851,530 for the corresponding period of the prior year. The Company received $750,000 from the sale of its common stock for the nine months ended September 30, 2000.

Factors  That  May  Affect  Future  Results

Competition: The computer industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the company depends upon its ability to develop new products and to create market demand for these new and other existing products. If the company is unable to compete effectively or
acquire  additional   financing   to  fund  future  research  and  development
expenditures, it would have a materially adverse effect on the company's business operations and the company would not be able to continue marketing and developing products

Dependence Upon External Financing: The company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the company to continue its growth and expand its business is dependent upon the ability of the company to raise additional financing either through the issuance of additional stock or incurrence of debt.

OTHER  INFORMATION

ITEM  1:  Legal  Proceedings

None

ITEM  2:  Changes in Securities

None

ITEM  3:  Defaults Upon Senior Securities

None

ITEM  4:  Submission of Matters to a Vote of Security Holders

The Company held an annual shareholders' meeting on August 25, 2001. The following matters were approved by a majority vote of the shareholders:

          (a) Approval of change in the Company's certifying accountant (See Form 8-K)

          (b)  Re-election of Cynthia Cole as Director for a period of one year.

ITEM  5:  Other Information

None

ITEM  6:  Exhibits and Reports on Form 8-K

On August 25, 2001, the Company filed a Form 8-K in connection with the change in the Company's certifying accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION

Date:  November 19, 2001
                                            By:/s/  Homer  O.  Cole  III,
                                               ---------------------------------
                                               Homer O. Cole, III
                                                 Director  and  CEO