Form 10KSB
period 2001-12-31
COLE COMPUTER CORP
filed 2002-04-15
CIK 828189

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                          Commission File No.:0-23819


                            COLE COMPUTER CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              NEVADA                                        76-0547762
 ----------------------------------                -----------------------------
(State  or  Other  Jurisdiction  of                (I.R.S.  Employer  I.D.  No.)
  incorporation  or  organization)

                            1005 Metropolitan Avenue
                          Oklahoma City, Oklahoma 73108
                     --------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (405) 491-7300

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

                           June 29, 2001 - 15,507,400

                      DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional  Small  Business  Issuer  Format   Yes      No  X
                                                    ----    ----


                                     PART I


                     Years Ended December 31, 2001 and 2000
                    ---------------------------------------

     For a discussion of the business development of Cole from inception through the calendar year ended December 31, 2000, see the Company's Registration Statement on Form 10-SB, as amended, and the Company's 10-KSB Annual Reports for the years ended December 31, 2000 and 1999, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

Item  1.  Description  of  Business.
          --------------------------

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

Principal  Products  or  Services  and  their  Markets.
-------------------------------------------------------

     Computer Masters has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers, who fail to offer parts, upgrade components or professional support to the computer user.

     The  Company  operates  thirteen (13) retail storefront locations under the name of Computer Masters for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All Computer Masters locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers'  computer  system  a  customer  may  have.

     Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www.colecomputer.net and www.okcmasters.com), along with "direct to the customer" mail-order, as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail, government and wholesale buyers, including a shopping cart with a secure credit card payment system. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.

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

    The Company will build on its strengths in the regional Oklahoma marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" America approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its "Heartland" success with a low overhead retail operation of a Radio Shack style storefront. For the year 2002, five (5) new store openings are planned. The Company's management
believes  that  this  expansion   will  result  in  an   enterprise   of
substantial   standing  and  profitability.

Competition.
------------

     Cole has targeted an under served market where the big chain computer stores and major computer manufacturers have not properly served their customers nor offer the customized solutions that their customers need. The traditional "direct" sales companies such as Dell, Gateway, Compaq and Hewlett-Packard (HP) compete against Cole in the pre-build and custom build complete computer service market almost exclusively. Cole's advantage is the aftermarket service and sales as well as upgrade and ancillary computer component market. CompuServe and Huldo have not found it desirable to provide customized solutions.

The main competition for Cole is the "whitebox" stores. The Company maintains a competitive advantage through its pricing strategy where it is able through its volume purchases and volume discounts to undercut the competition while maintaining additional loyalty through high quality service, sales and after sales service to the customer.

Sources  and  Availability  of  Raw  Materials.
-----------------------------------------------

     The Company purchases component and upgrade parts from a number of suppliers for further assembly or resale activities of complete component systems or upgrade and/or component parts. Most materials are readily available from suppliers.


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------------

     The  only  trademark  or  trade  name of the Company is "Computer Masters."

Governmental  Approval  of  Principal  Products  or  Services.
--------------------------------------------------------------

     None, except as may be required in the bidding process for government contracts.

Effects  of  Existing  or  Probable  Governmental  Regulations.
---------------------------------------------------------------

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

Cost  and  Effect  of  Compliance  with  Environmental  Laws.
-------------------------------------------------------------

     There are no material environmental laws, rules or regulations effecting the present and intended business operations of the Company.

Research  and  Development  Expenses.
-------------------------------------

     None.

Number  of  Employees.
----------------------

     42  full  time  employees,  and  five  part-time  employees.


Item  2.  Description  of  Property.
          --------------------------

     Computer  Masters has eleven stores and a manufacturing/corporate facility.

Store  Number            Square  Footage              Rent  Term
      1                  1,200  sq.  ft.              Pres  -  Sept  31,  2004
      2                  1,400  sq.  ft.              Pres  -  Jan  31,  2003
      3                  1,500  sq.  ft.              Pres  -  *
      4                    959  sq.  ft.              Pres  -  *
      5                  1,200  sq.  ft.              Pres  -  *
      6                  1,000  sq.  ft.              Pres  -  June  30,  2003
      7                  1,500  sq.  ft.              Pres  -  *
      9                    750  sq.  ft.              Pres  -  *
     10                  1,000  sq.  ft.              Pres  -  Sept  30,  2003
     11                  1,000  sq.  ft.              Pres  -  Sept  30,  2004
     12                  1,400  sq.  ft.              Pres  -  *
     13                  1,600  sq.  ft.              Pres  -  *
     14                  2,200  sq.  ft.              Pres  -  Dec  31,  2005

TOTAL:                  16,709  sq.  ft.

Manufacturing/Corporate  9,900  sq.  ft.              Pres  -  July  31,  2004

*  These  leases  are  on  a  month  to  month  basis.

Item  3.  Legal  Proceedings.
          -------------------

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          ------------------------------------------------------------

     A Proxy Statement was forwarded to stockholders on or about August 1, 2001, respecting resolutions of the Board of Directors to elect a director, and appoint independent accountants. Majority of shares voted in favor of the matters presented at the meeting. This Proxy Statement is incorporated herein by reference. See Part III, Item 13.


                                    PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.
          ----------------------------------------------------------------

Market  Information.
--------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "COLV," and these quotations only commenced in 1999; no assurance can be given that any market for the Company's common stock will be maintained. The following stock quotations were provided by the National Quotations Bureau, LLC, and do not represent actual transactions; they also do not reflect mark-ups, mark- owns or sales commissions.

                                STOCK QUOTATIONS

                                               CLOSING  BID

Quarter  ended:                          High                Low
--------------                           ----                ---
March  31,  2000                          $8.50              $2.13

June  30,  2000                           $5.13              $1.88

September  30,  2000                      $2.44              $0.66

December  31,  2000                       $0.72              $0.31

March  31,  2001                          $0.45              $0.20

June  30,  2001                           $0.27              $0.14

September  30,  2001                      $0.31              $0.12

December  31,  2001                       $0.55              $0.24

Recent  Sales  of  Unregistered  Securities.
--------------------------------------------

                           Date              Number  of       Aggregate
Name  or  Group            Acquired             Shares      Consideration
---------------            --------          ----------     -------------
Limited  Offering          Feb-2000             500,000        $750,000

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

Officers                   June-2000             75,000        Services*

Lasertech  Computer        June-2000            250,000        $250,000  note

Majority  Stockholder      December-2000        325,000        $100,000  note

Majority  Stockholder      December-2000      4,000,000        Investment

Officer                    June-2001             50,000        Services*

Directors                  December-2001        455,000        Options

* Shares issued for services in 2000 were for services valued at $402,000; those issued in 2001 were for services valued at $7,000.

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

     Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the last 505,000 shares of "restricted securities" issued as outlined above from June to December, 2001, all of the remaining outstanding shares of the Company's common stock have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule.

Holders.
--------

     The number of record holders of the Company's common stock as of June 29, 2001, was approximately 366.

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

Item  6.  Management's  Discussion  and  Analysis.
          ----------------------------------------

     The following discussion highlights our Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in Cole's filings with the Security and Exchange Commission.

     Total Revenues increased 18% with sales of $10,996,181 for the year 2001 as compared to $9,287,004 for the year 2000. Major contracts from the United States Air Force and several school districts in Oklahoma and Texas provided the increase in revenue. Our General Service Administration (GSA) contract provided $148,725 in revenue for 2001.

     Cost of Sales decreased to 82% as a percentage of revenue from 87% in '00. This decrease comes from the improvements made in inventory purchasing and control. The continued agreement with Lasertech to provide product credit lines and warehouse management expertise contributed significantly in these efforts.

     Selling expenses as a percentage of total revenue decreased to 11% from 17% in '00. This reflects the company's efforts to bring all expenses more in line with revenue and is primarily a $158,000 decrease in labor costs and a decrease of $75,000 in advertising expense.

     General and administrative costs as a percentage of total revenue decreased to 7% from 12% in '00. This decrease was due to a $250,000 reduction in payroll expenses. In addition, legal and outside accounting expenses were reduced by $76,000.

     In 2001, the Company made a huge turnaround in profitability, from a net loss of $1,788,710 in 2000 to a profit of $27,676. Efficiencies realized in cutting overhead and increasing gross margins are the main items that contributed to this turnaround. The company believes that this trend will continue during 2002.

     The company had a deficit of $486,581 in working capital in 2001 as compared to a deficit of $596,046 in 2000. The arrangements with Lasertech for product credit lines and the company's improving financial performance should continue to make this a viable company.


Liquidity.
----------

     As of December 31, 2001, the Company had $464,107 in cash and $1,591,139 in current assets, with $2,077,720 in current liabilities.

Item  7.  Financial  Statements.
          ----------------------

          Independent  Auditors  Reports

          Balance  Sheet  as  of  December  31,  2001

          Statements  of  Income (Loss) for  the  Years  ended
          December  31,  2001  and  2000

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001 and 2000

          Statements  of  Cash  Flows  for  the  years  ended
          December  31,  2001  and  2000

          Notes  to  Financial  Statements


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  The  Board  of  Directors
Cole  Computer  Corporation


We have audited the accompanying balance sheet of Cole Computer Corporation., a Nevada corporation, as of December 31, 2001, and the related statements of income, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole Computer Corporation, as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with auditing principles generally accepted in the United States of America.

The 2000 financial statements were audited by other auditors whose report dated March 9, 2001, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. On August 22, 2001, the other auditors amended their report to an unqualified opinion on the 2000 financial statements.


March  29,  2002

/s/Hogan  &  Slovacek,  P.C.
Oklahoma  City,  Oklahoma

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Cole Computer Corporation
   Oklahoma  City,  Oklahoma

We have audited the accompanying statements of loss, retained earnings (deficit) and cash flows of Cole Computer Corporation for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cole Computer Corporation for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

March  9,  2001,  except  as  to  Note  2  which  is  as  of  August  22,  2001

/s/Malone  &  Bailey,  PLLC
Houston,  Texas

                            COLE COMPUTER CORPORATION
                            -------------------------
                                  BALANCE SHEET
                          ---------------------------
                                December 31, 2001
                                -----------------


                                     ASSETS

Current  assets:
  Cash                                                               $  464,107
  Accounts receivable - trade, net of allowance for
    doubtful  accounts  of  $56,000                                     207,385
  Accounts  receivable  -  affiliate                                     77,342
  Accounts  receivable  -  other                                         61,500
  Product  warranty  receivable                                          87,184
  Inventory                                                             674,589
  Other  current  assets                                                 19,032
                                                                     ----------

     Total  Current  Assets                                           1,591,139

Equipment,  less  accumulated  depreciation  of  $234,902               277,836
                                                                     ----------

     Total  Assets                                                   $1,868,975
                                                                     ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
  Notes  payable  to  bank                                           $   90,000
  Current  portion  of  long-term
    debt  and  capital  lease  obligations                               30,044
  Accounts  payable                                                   1,044,944
  Accounts  payable  -  affiliate                                       807,412
  Accrued  expenses                                                     105,320
                                                                     ----------

     Total  Current  Liabilities                                      2,077,720

Long-term  debt  and  capital  lease  obligations                        44,060
                                                                     ----------

     Total  Liabilities                                               2,121,780
                                                                     ----------

Commitments  and  contingencies                                               -

Stockholder's  Equity  (Deficit):
   Common  stock,  $.001  par  value,  25,000,000
   shares  authorized,  15,962,400  shares
   issued  and  outstanding                                              15,962
   Paid-in  capital                                                   2,359,981
   Deficit                                                           (2,624,748)
                                                                     ----------
                                                                       (248,805)
   Less:  treasury  stock,  4,000,000  shares  at  cost                  (4,000)
                                                                     ----------

      Total  Stockholders'  Equity  (Deficit)                          (252,805)
                                                                     ----------

     Total  Liabilities  and  Stockholders'  Equity  (Deficit)       $1,868,975
                                                                     ==========


                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                            -------------------------
                          Statements of Income (Loss)
                          ---------------------------
                 For the Years Ended December 31, 2001 and 2000
                 ----------------------------------------------

                                                         2001           2000
                                                     -----------    -----------
Revenues                                             $10,996,181    $ 9,287,004

Cost  of  sales                                        9,012,989      8,087,750
                                                     -----------    -----------

  Gross  margin                                        1,983,192      1,199,254
                                                     -----------    -----------

Costs  and  expenses:
  Selling  expenses                                    1,197,591      1,612,317
  General  and  administrative                           735,296      1,127,821
  Impairment  loss                                             -        208,261
  Interest  expense                                       22,629         39,565
                                                     -----------    -----------

    Total  expenses                                    1,955,516      2,987,964
                                                     -----------    -----------

    Income  (loss)  before  income  taxes                 27,676     (1,788,710)

Income  tax  expense  (benefit):
  Income  tax  expense                                     4,500              -
  Income  tax  (benefit)                                  (4,500)             -
                                                     -----------    -----------
                                                               -              -
                                                     -----------    -----------

Net  income  (loss)                                  $    27,676    $(1,788,710)
                                                     ===========    ===========

Income  (loss)  per  common  share:

     Basic  and  diluted  income  (loss)  per        $      0.00    $     (0.16)
     common  share

     Weighted  average  shares  outstanding           15,472,997     10,875,468


                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                            --------------------------
                  Statements of Stockholders' Equity (Deficit)
                  --------------------------------------------
                 For the Years Ended December 31, 2001 and 2000
                 ----------------------------------------------

                                                                               Retained
                          Common  Stock       Treasury  Stock      Paid  in    Earnings
                        Shares     Amount     Shares    Amount      Capital    (Deficit)       Total
                      ----------  -------  ----------   -------   ----------  -----------   ------------
Balance,
December 31, 1999     10,114,400  $10,114           -   $     -   $  802,781  $  (863,714)  $   (50,819)

Shares  sold  for
cash March 2000          328,372      328           -         -      492,230            -       592,558

Shares  sold  for
cash April 2000          171,628      172           -         -      257,270            -       257,442

Shares  issued  for
payment  of  debt
June 2000                250,000      250           -         -      249,750            -       250,000

Shares  issued  for
services                 268,000      268           -         -      401,730            -       401,998

Shares  issued  for
payment  of  debt
December  2000           325,000      325           -         -       99,675            -       100,000

Shares  issued  in
connection  with
investment             4,000,000    4,000           -         -            -            -         4,000

Net  loss                      -        -           -         -            -   (1,788,710)   (1,788,710)
                      ----------  -------  ----------   -------   ----------  -----------   -----------

Balance
December  31,  2000   15,457,400   15,457           -         -    2,303,436   (2,652,424)     (333,531)

Shares  issued  for
compensation              50,000       50           -         -        6,950            -         7,000

Exercise  of  stock
options                  455,000      455           -         -       49,595            -        50,050

Acquisition  of
Treasury  stock                -        -  (4,000,000)   (4,000)           -            -        (4,000)

Net  income                    -        -           -         -            -       27,676        27,676
                      ----------  -------  ----------   -------   ----------  -----------   -----------

Balance
December  31,  2001   15,962,400  $15,962  (4,000,000)  $(4,000)  $2,359,981  $(2,624,748)  $  (252,805)
                      ==========  =======  ==========   =======   ==========  ===========   ===========

                 See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                            -------------------------
                            Statements of Cash Flows
                            ------------------------
                 For the Years Ended December 31, 2001 and 2000
                 ----------------------------------------------

                                                         2001           2000
                                                     -----------    -----------
Cash  Flows  from  Operating  Activities:
  Net  income  (loss)                                $    27,676    $(1,788,710)
  Adjustments  to  reconcile  net  income  to  net
    cash provided by (used in) operating activities:
    Stock  issued  for  compensation                       7,000        112,500
    Stock  issued  for  services                               -        289,500
    Depreciation                                          87,452         98,993
    Impairment  loss                                           -        208,261
    Provision  for  bad                                   60,000        105,530
  Change  in  cash  from  operating  assets  and
     liabilities:
    Accounts  receivable  -  trade                         5,784       (170,324)
    Accounts  receivable  -  affiliate                   501,828       (579,170)
    Accounts  receivable  -  other                       (61,500)             -
    Product  warranty  receivable                        (30,755)       (56,429)
    Inventory                                           (116,349)      (180,797)
    Other  current  assets                                11,710        (15,853)
    Accounts  payable                                   (134,790)       587,548
    Accounts  payable  -  affiliate                       (2,921)       810,333
    Accrued  expenses                                    (62,846)       (21,229)
                                                     -----------    -----------

Net cash provided by (used in) operating expenses        292,289       (599,847)
                                                     -----------    -----------

Cash  Flows  from  Investing  Activities:
  Purchase  of  equipment                                (35,806)       (87,971)
  Loan  to  stockholder,  net                            (11,466)             -
                                                     -----------    -----------

    Net  cash  used  in investing activities             (47,272)       (87,971)
                                                     -----------    -----------

Cash  Flows  from  Financing  Activities:
  Payments  on  note  payable  to  bank                        -        (10,000)
  Stock  issued  for  cash                                15,050        749,998
  Proceeds  of  loan  from  director                      35,000              -
  Advances  by  founding  stockholder                          -         69,133
  Principal payments on capital lease obligations        (19,079)       (16,930)
  Principal  payments  on  installment  loans             (4,632)       (66,423)
                                                     -----------    -----------

    Net  cash  provided by financing activities           26,339        725,778
                                                     -----------    -----------

Net  change  in  cash                                    271,356         37,960

CASH,  beginning  of  year                               192,751        154,791
                                                     -----------    -----------

CASH,  end  of  year                                 $   464,107    $   192,751
                                                     ===========    ===========


                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                            Statements of Cash Flows
                                   (Continued)
                 For the Years Ended December 31, 2001 and 2000

                                                         2001           2000
                                                     -----------    -----------
Supplemental  Disclosures  of  Cash  Flow  Information:
  Interest  paid                                     $     22,629   $     40,065
  Income  taxes  paid                                $          -   $          -

Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities:

     During the year ended December 31, 2001, the Company had the following non-cash transactions:

          During the 4th quarter of 2001, the Company issued 318,182 shares of common stock in connection with a director's exercise of stock options granted in 2001. The director paid $0.11 per share in accordance with the stock option plan by converting a loan to the Company of $35,000, made in the 4th quarter of 2001, into common shares.

          During the 4th quarter of 2001, the Company acquired 4,000,000 shares of treasury stock at a cost of $4,000 by reducing investments.

                            COLE COMPUTER CORPORATION
                            -------------------------
                          Notes to Financial Statements
                          -----------------------------
                           December 31, 2001 and 2000
                           --------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business
--------------------
Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the dba Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the Company) and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") in 1998. The operations of ESCI have since been merged into the operations of Cole Computer Corporation. The Company has thirteen retail stores in Oklahoma, Arkansas and Texas, and, in addition to its retail business, sells to area government agencies, school districts and military installations.

Cash  and  Cash  Equivalents
----------------------------
Cash and cash equivalents include highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less. The financial statements as of December 31, 2001 do not include any cash equivalents.

Allowance  for  Doubtful  Accounts
----------------------------------
An allowance for doubtful accounts is established through a provision for bad debts when management believes collection of accounts receivable is doubtful. Accounts are written-off against this allowance when all collection efforts by the Company have been exhausted.

Accounts  Receivable-Other
--------------------------
Accounts receivable-other include cooperative advertising funds earned by the Company from a major manufacturer of component parts purchased by the Company. The Company earns cooperative advertising funds based upon the volume of components purchased. The manufacturer provides this program to its significant customers in return for using its name and logo on various forms of the Company's advertising programs and efforts. At December 31, 2001, cooperative advertising funds receivable from this manufacturer were $61,500.

Product  Warranty  Receivable
-----------------------------
Products sold by the Company are warranted by the manufacturer, normally for a period of one year from date of purchase. The Company facilitates fulfillment of the manufacturer's warranty by providing its customers with a replacement product from Company inventory. The Company's inventory is replenished upon receipt of the replacement product from the manufacturer. As of December 31, 2001, the financial statements included $87,184 in product warranty receivable from manufacturers.

Inventory
---------
Inventories include component parts, sub-assemblies and merchandise held for sale, and are valued at the lower of cost or market, using the first-in, first-out method. Obsolete inventory is written down to liquidation value as needed. Virtually all inventory on hand is component parts, as completed computers are sold as they are built.

Property  and  Equipment
------------------------
Property and equipment is carried at cost and consists of vehicle, furniture and fixtures, computers used for inventory control and retail point-of-sale terminals. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Depreciation is determined using the straight-line method based over their estimated useful lives of five years.

Advertising
-----------
Advertising costs are charged to operations when incurred. Advertising expenses for 2001 and 2000 were $99,215 and $176,658, respectively.

Earnings  Per  Common  Share
----------------------------
Earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding, plus potential dilutive securities. For the year ended December 31, 2001, the effect of potential dilutive securities was insignificant.

Stock  Purchase  Option
-----------------------
The purchase option received in the investment, described in Note 3, is being accounted for under the reverse treasury stock method.

Revenue  Recognition
--------------------
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is purchased by and delivered to the customer.

Estimates
---------
In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE  2  -  MANAGEMENT  AGREEMENT

In May 2001, the Company expanded its management agreement with the shareholder, major vendor and board member referred to in Note 6. This expanded agreement now includes operational controls over all Company stores, store inventory levels and Company payment obligations to suppliers. In January 2002 the agreement between the Company and the company owned by the shareholder and major vendor was amended with a novation between the parties. See Note 6 for further discussion.

NOTE  3  -  INVESTMENT

During December 2000, the Company issued 4,000,000 shares of its common stock and a purchase option in exchange for 1,000,000 shares of Golden Alliance Assurance Corporation ("GAAC"), a Nevada Corporation. The purchase option allows the Company the right to buy back its shares for $0.001 per share or $4,000 for a period beginning January 1st and expiring in 360 days or December 26, 2001. No cash was issued as a result of this transaction. GAAC entered into an irrecoverable agreement option and acquired an Argentine insurance company. The Company valued the transaction at $4,000 and will account for its investment in GAAC under the cost method.

The Company entered into a consulting agreement to provide GAAC with hardware and software for $10,000 per month for a term of 1 year. The agreement can be cancelled with 30 days notice.

During December 2001, the Company exercised its stock purchase option with GAAC and reacquired the 4,000,000 shares at a cost of $4,000, which are accounted for as treasury stock as of December 31, 2001. As the original exchange of stock with GAAC was accounted for as a non-monetary transaction, the basis of the Company's investment in GAAC was reduced to $0 in connection with the acquisition of the treasury stock. The Company's consideration to GAAC of $4,000 required by the purchase option was offset against $60,000 of fees accrued in connection with their consulting agreement with GAAC. No funds were paid by GAAC for the consulting arrangement and the remainder due from GAAC on this agreement has been fully reserved as a bad debt.

NOTE  4  -  THEFT  LOSS

In May 1999, the Company incurred losses from shipping goods to various locations, relying on stolen credit card numbers. The thefts were 4 transactions, totaling $127,755 in retail value and $105,530 in cost of inventory. The Company reimbursed the clearing bank (Banc One) after they demanded the money back after paying charges. The criminals were caught and the Company expects to collect either by an insurance claim or a claim against the clearing bank for monies not refunded in restitution by the criminals. The Company has not collected any monies as of December 31, 2001 or through the date of this report and is involved in legal proceedings to collect the full value of this asset. In December 2000, the Company recorded a reserve of the full balance.

NOTE  5  -  IMPAIRMENT  LOSS

The Company was rewarded a 5-year federal General Services Administration contract to supply computer systems to the government agencies and military bases in February 2000. In connection with seeking this contract, the Company incurred $236,645 in salary and travel costs that were capitalized. The deferred contract costs will be amortized using the straight-line method over a 5-year period. In December 2000, Management determined that an impairment occurred based on sales volume and gross margins under this contract. Accordingly, the Company has written off the unamortized portion of the asset.

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

In the 3rd quarter of 2001, this shareholder and major supplier completed his one year term of service on the Board of Directors and elected not to serve on the Board for a further period. During 2001 the Company purchased $4,334,369 of product from a third party vendor that was sold to the company owned by the shareholder and major supplier. Additionally, the financial statements include accounts receivable from this affiliate of $77,342 and accounts payable to this affiliate of $807,412. In January 2002 the subsidiary company from which the Company repurchases products ceased operations in Oklahoma. The parent company of this subsidiary (owned by the shareholder and major supplier) and the Company executed a novation to the their existing agreement, whereby the shareholder and major supplier's company assumed contractual responsibility for warehousing and store operations previously provided by the subsidiary company. Although the contractual responsibility of the shareholder and major supplier's company is to provide warehousing and store operations, effective with this novation, the Company assumed operational management of the warehouse and store operations.

During 2000 and 1999, the majority stockholder made advances to the Company. The notes attach no collateral, are repayable on demand, and carry a 12% interest rate. During the 4th quarter 2000, the Company issued 325,000 shares of common stock valued at $0.31 per share to the majority stockholder in settlement of a $100,000 note payable.

During 2001, the majority stockholder received advances from the Company in the amount of $7,605. At December 31, 2001, the Company had a net receivable from the majority stockholder for $472, which included $7,605 due from the stockholder and $7,133 due to the stockholder. These advances are unsecured, due upon demand of either the Company or founding stockholder, and carry an interest rate of 12%.

During 2001, a director of the Company exercised an option to purchase 342,500 shares of Company common stock for $37,675 in accordance with a stock option plan established in September 2001 (See Note 10).

NOTE  7  -  NOTE  PAYABLE

As of December 31, 2001, the Company has a $90,000 note payable to a bank. The note, which is collateralized by accounts receivable and inventory, is due on demand and bears interest at a variable rate as established by the lender based upon the prime rate. As of December 31, 2001, the effective interest rate was 5.75%.

NOTE  8  -  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31, 2001:

          Note  payable  to  finance company,
          payable in monthly installments of
          $386, including  interest  at 13.5%,
          secured  by  equipment                                   $  4,331

          Capitalized  equipment  lease,  due
          in monthly installments of $1,427
          including interest  at  20%,  maturing
          May  2003,  and  collateralized  by  equipment             20,907

          Capitalized  equipment  lease, due in
          quarterly installments of $4,755 including
          interest  at  12%,  maturing  March  2005,
          and  collateralized  by  equipment                         48,866
                                                                  ---------

                                                                     74,104
          Less:  current  portion                                   (30,044)
                                                                  ---------

                                                                  $  44,060
                                                                  =========

The long-term principal portion is due as follows: $22,971 in 2003, $16,588 in 2004 and $4,501 in 2005.

NOTE  9  -  INCOME  TAXES

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

                                                      2001            2000
                                                   ---------          ----
Income  before  federal  taxes                     $  27,676          $  0

Expected  income  tax  at  statutory  rate             4,500             0
Net  operating  loss  carryforward  utilized          (4,500)            0
                                                   ---------          ----

Income  tax  expense  recorded                     $       0          $  0
                                                   =========          ====

As of December 31, 2000, the Company had a net operating loss carry forward of approximately $2,324,500, which expires $195,500 in 2018 and $340,000 in 2019 and  $1,789,000  in  2020.

NOTE  10  -  STOCK  OPTIONS

The Company established a stock option plan effective September 1, 2001, which allows current (and certain former) employees, officers and directors of the Company to acquire shares of the Company's authorized common stock. The plan offers participants an option to purchase shares of Company common stock at a fixed price of $.11 per share for a period of five years from the inception of the plan. The number of shares available to each individual is determined by the length of service to and position with the Company, including service with the Company's predecessor company, ESCI, up to the date of the plan. The Board of Directors, upon giving 90 days notice, reserves the right to modify or discontinue the plan based upon business necessity. During 2001, 455,000 common shares were granted to participants in the plan and exercised for $50,050 in accordance with the terms and conditions of this plan. There were no options outstanding in connection with this plan as of December 31, 2001.

As of December 31, 2001, there were 20,000 common share options outstanding to purchase Company stock at $1.50. These options are exercisable anytime until November 1, 2002, when they expire. The fair value of these options at the date of grant was not material. Stock options issued to employees are accounted for using the intrinsic value method.

NOTE  11  -  OPERATING  LEASES

The Company has 13 retail stores and one corporate office. Leases on these spaces vary in cost and term. Rent expense for 2001 and 2000 was $168,364 and $152,675, respectively. Net minimum lease payments due are as follows:
$191,200  in  2002,  $120,900  in  2003,  $43,500  in  2004  and $3,100 in 2005.

NOTE  12  -  SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  TRANSACTIONS

During the year ended December 31, 2000, the Company had the following non-cash transactions:

     - During the 1st quarter of 2000, the Company issued 58,000 shares of common stock for services valued at $1.50 per share.

     - During the 2nd quarter of 2000, the Company issued 135,000 shares of common stock for services and 75,000 shares of common stock for compensation valued at $1.50 per share.

     - During the 4th quarter 2000, the Company issued 325,000 shares of common stock valued at $0.31 per share to the majority stockholder in settlement of $100,000 note payable.

     - During the 4th quarter 2000, the Company issued 4,000,000 shares in connection with an investment.

NOTE  13  -  MAJOR  VENDORS

In 2000 the Company had two vendors that accounted for more than 10% of cost of sales. Company A accounted for 40% ($3,918,000) and Company B accounted for 27% ($2,592,000). In 2001 one vendor accounted for approximately 90% ($8,100,000) of the cost of sales.

One customer accounted for 16% total sales in 2000. No customer accounted for sales greater than 10% in 2001.

NOTE  14  -  SUBSEQUENT  EVENT

In  January  2002,  the Company borrowed $300,000 from the affiliated company in
Note 6. This unsecured note bears interest at a rate of 12% and is payable in monthly installments of $4,000 for 24 months, with the remainder of $204,000 due and payable on December 24, 2004.

NOTE  15  -  GOING  CONCERN  CONSIDERATIONS

Management is currently negotiating with a third party on a debt and equity investment in the Company. This investment would be used to increase working capital and fund expansion of the Company's retail outlets.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          ----------------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        ------------------------------------------------------------------------

Identification  of  Directors  and  Executive  Officers.
--------------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (held in July of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                                    Date  of       Date  of
                           Positions               Election or   Termination
  Name                     Held                    Designation   or  Resignation
  ----                     ----                    -----------   ---------------
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


Business  Experience.
---------------------

     Homer O. Cole III. Mr. Cole is 46 years of age and is a Director and the CEO of the Company. Mr. Cole's work experience includes serving as Computer Masters Chief Executive Officer since 1991. Mr. Cole has years of previous experience as a Service Manager for several TV and appliance companies who maintained a leading presence based on quality service and integrity in the Oklahoma markets. The Archbishop of Oklahoma City and the President of St. Gregory's University selected Mr. Cole as a founder of the University.

     Cynthia A. Cole. Ms. Cole is 39 years of age and is a Director and the Secretary of the Company. Ms. Cole has served as President of Computer Masters since 1991. Ms. Cole received a nursing degree from Rose State College and is a registered nurse. Ms. Cole performs many charitable services within the community and is involved in her community church.

     Eddy Littlejohn. Mr. Littlejohn is 42 years of age and is the Company's Chief Financial Officer. Mr. Littlejohn joined the Company in August 1999. Mr. Littlejohn has over 15 years of accounting and management experience. He has served as Controller for 2 transportation companies and a telecommunication company. His expertise in all processes of an internal accounting department was used to increase productivity and profits of those companies. Mr. Littlejohn earned a Bachelors degree in Accounting from the University of Science and Arts of Oklahoma and is a CPA (Certified Public Accountant).

     S.F. Hartley, D.P.M. Dr. Hartley is 57 years of age and is the Chairman of the Board of Directors and a Director of the Company. He is a well respected podiatrist in Houston, Texas, owns five (5) podiatry clinics and is a co-owner of three (3) surgery centers in the greater Houston area. In addition, Dr. Hartley is a shareholder and Board of Director member of a national company that owns seventy-two (72) podiatry clinics across the U.S. Dr. Hartley is on staff at several hospitals and also serves as the National Representative for the State of Texas on the National Podiatry Board. Dr. Hartley is also a Board of Director member for several commercial banking institutions.

     John L.  Ruth.  Mr.  Ruth is 48  years  of age and is the  President  and a
Director of the Company. In April 1999, Lt. Col. John L. Ruth joined the Company. Mr. Ruth had a decorated, 22 year career in the United States Air Force with his with his last assignment as the Director of Logistics, 72nd Air Base Wing at Tinker AFB in Oklahoma. Lt. Col. Ruth had direct responsibility for the $7 Billion supply and equipment accounts at Tinder AFB and held management responsibility for the $200 Million annual General Support Division stock fund budget. He had direct oversight of over 500 Tinker AFB civilian and military personnel. Lt. Col. Ruth received numerous commendations, decorations and awards including the Meritorious Service Medal with two oak leaf clusters and the Air Force Commendation Medal with two oak leaf clusters. He is a graduate of the Air Command and Staff College. Lt. Col. Ruth earned a Masters degree in Human Relations/Organizational Behavior from the
University of Phoenix, Salt Lake City, Utah and a Bachelor's degree in Business Administration/Marketing from Florida State University. Lt. Col. Ruth is married, the father of one daughter and is a well-respected community and church leader.

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

Family  Relationships.
----------------------

     With the exception that Homer O. Cole III and Cynthia A. Cole are husband and wife, and that Dr. S.F. Hartley is the uncle to Cynthia A. Cole, there are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement  in  Certain  Legal  Proceedings.
---------------------------------------------

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


Compliance  with  Section  16(a)  of  the  Exchange  Act.
---------------------------------------------------------

     To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.


Item  10.  Executive  Compensation.
           ------------------------

The following table sets forth the aggregate compensation paid by the Company to its chief executive officer for services rendered during the periods indicated:


SUMMARY  COMPENSATION  TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

                                                         Secur-
                                        Other            ities           All
Name  and    Year  or                   Annual   Rest-   Under-   LTIP   Other
Principal    Period      Salary  Bonus  Compen-  ricted  lying    Pay-   Comp-
Position     Ended      ($)     ($)     sation   Stock   Options  outs   ensation
---------------------------------------------------------------------------------
Homer  O.    12/31/99   $63,127    0       0     18,200      0      0        0
Cole,  III   12/31/00   $87,000    0       0          0      0      0        0
CEO  &       12/31/01   $78,000    0       0          0      0      0        0
Director

Bonuses  and  Deferred  Compensation.
-------------------------------------

     None,  unless  included  in  the  foregoing  table.

Compensation  Pursuant  to  Plans.
----------------------------------

     None,  unless  included  in  the  foregoing  table.


Pension  Table.
---------------

     None;  not  applicable.

Other  Compensation.
--------------------

     None,  unless  included  in  the  foregoing  table.


Compensation  of  Directors.
----------------------------

     In accordance with the stock option plan discussed in Note 10 to the financial statements, all Directors of the Company receive for serving on the Board of Directors of the Company, 6,250 shares of the Company per quarter, providing the Director is present at the Shareholders Meeting and available throughout the quarter, plus any actual expenses incurred.

Employment  Contracts.
----------------------

     The Company has entered into Employment Agreements with John Ruth and Eddy Littlejohn. The Employment Agreements prohibit the executives from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that the Company will have the right to terminate any executive's employment, and that any executive will have the right at any time to terminate his employment with the Company under the Employment Agreements. The Company will provide an executive with the following benefits in the event of termination by the Company other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements): (I) a lump-sum payment in an amount of two months salary in effect on the date of termination and (II) other benefits are required.


Termination  of  Employment  and  Change  of  Control  Arrangements.
--------------------------------------------------------------------

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

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this
Report:

                              Percentage                    Number
Name  and  Address            of  Class         of  Shares  Beneficially  Owned
----------------              ----------        -------------------------------
Homer  O  &
Cynthia  A.  Cole                 42%                        5,019,275
11711  South  Portland
Oklahoma  City,  OK  73170

     Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his, her or its name.

     Security  Ownership  of  Management.
     ------------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                              Percentage                    Number
Name  and  Address            of  Class         of  Shares  Beneficially  Owned
----------------              ----------        -------------------------------
Homer  O.  and
Cynthia  A.  Cole                 42%                        5,019,275(1)
11711  South  Portland
Oklahoma  City,  OK  73170

S.F.  Hartley,  D.P.M.             *                           440,500
2201  Juanita  Lane
Deer  Park,  TX  77536

Kam  Mar                           *                           162,500
1110  Volante  Drive
Arcasia,  CA  91007

John  L.  Ruth                     *                           150,200
6201  S  E  56th  Street
Oklahoma  City,  OK  73130

Dr.  Yin-Chang  Liu                *                                 0

Eddy  Littlejohn                   *                             7,500

All  directors  and  executive
officers  as  a  group  (7)       48.317%                    5,779,975


*    Less  than  one  percent

(1) Cynthia A. Cole is the registered owner of 196,275 shares and Homer O. Cole is the registered owner of 123,000 shares and Cynthia A. and Homer O. Cole are the registered owners of 4,700,000 shares. All of these shares are considered to be beneficially owned by both.

     See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes  in  Control.
---------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item  12.  Certain  Relationships  and  Related  Transactions.
           ---------------------------------------------------

Transactions  with  Management  and  Others.
--------------------------------------------

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

Certain  Business  Relationships.
---------------------------------

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

Indebtedness  of  Management.
-----------------------------

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

Parents  of  the  Issuer.
-------------------------

     None;  not  applicable.

Transactions  with  Promoters.
------------------------------

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


Item  13.  Exhibits  and  Reports  on  Form  8-K.*
           ---------------------------------------

Reports  on  Form  8-K
----------------------

     No 8-K Current Reports were filed by the Company during the last quarter of the year ended December 31, 2001.

Exhibits*

          (i)
                                               Where  Incorporated
                                                 in  this  Report
                                                 ----------------

Registration  Statement  on  Form  10-SB**           Part  I


Proxy  Statement  dated  July  27,  2001**           Part  I


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

                                    COLE  COMPUTER  CORPORATION


Date:  4/12/02                      By/s/  Homer  O.  Cole  III
                                      -------------------------------
                                      Homer  O.  Cole  III,  Director
                                        and  CEO


Date:  4/12/02                        By/s/  Cynthia  A.  Cole
                                        -----------------------------
                                        Cynthia  A.  Cole,  Director
                                          and  Secretary


Date:  4/12/02                        By/s/Eddy  Littlejohn
                                        -----------------------------
                                        Eddy  Littlejohn
                                          Chief  Financial  Officer


Date:  4/12/02                        By/s/  S.  F.  Hartley,  D.P.M.
                                        -----------------------------
                                        S.  F.  Hartley,  Director
                                          and  Chairman of the  Board

Date:  4/12/02                        By/s/  John  L.  Ruth
                                        -----------------------------
                                        John L. Ruth,  President  and
                                           Director