Form 10QSB
period 2002-03-31
COLE COMPUTER CORP
filed 2002-05-15
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

As of March 31, 2002 15,962,400 shares of Common Stock of the issuer were outstanding, 4,000,000 of which were held in treasury by Cole Computer Corporation.

                            COLE COMPUTER CORPORATION
                                  FORM 10-QSB

                                      INDEX

                                     Part I

Item 1.     Financial Statements                                             F-3

Item 2.     Management's  Discussion  and  Analysis
              of Financial Condition and Results of Operations               F-7


                                    Part II

Item 1.     Legal Proceedings                                                F-8

Item 2:     Changes in Securities                                            F-8

Item 3:     Defaults Upon Senior Securities                                  F-8

Item 4:     Submission of Matters to a Vote of Security Holders              F-8

Item 5:     Other Information                                                F-8

Item 6:     Exhibits and Reports on Form 8-K                                 F-8

            Signatures                                                       F-9

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements


                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                 March 31, 2002

                                     ASSETS

Current  assets:
  Cash                                                              $   125,440
  Accounts  receivable-trade,  net  of  allowance  for
    doubtful accounts of $58,500                                        177,350
  Accounts receivable-affiliate                                          65,002
  Accounts receivable-other                                              86,475
  Product warranty receivable                                            63,837
  Inventory                                                             659,545
  Other current assets                                                   19,464
                                                                    -----------
     Total Current Assets                                             1,197,113

EQUIPMENT,  less  accumulated  depreciation
  of $259,269                                                           258,771
                                                                    -----------

     Total Assets                                                   $ 1,455,884
                                                                    ===========


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current  liabilities:
   Note payable to bank                                                 $90,000
   Current  portion  of  long-term  debt
     and capital lease obligations                                       24,375
   Current portion of long-term debt - affiliate                         48,000
   Accounts payable                                                     384,390
   Accounts payable - affiliate                                         773,234
   Accrued expenses                                                      91,851
                                                                    -----------
     Total Current Liabilities                                        1,411,850
                                                                    -----------

Long-term  debt,  net  of  current  portion:
  Long-term debt and capital leases                                      43,799
  Long-term debt - affliate                                             252,000
                                                                    -----------

     Total Long-Term Debt                                               295,799
                                                                    -----------

     Total Liabilities                                                1,707,649
                                                                    -----------

Commitments  and  contingencies                                               -

Stockholder's  Equity  (Deficit):

  Common  Stock,  $.001  par  value,  25,000,000
    shares  authorized,  15,962,400  shares
    issued and outstanding                                               15,962
  Paid in capital                                                     2,359,981
  Deficit                                                            (2,623,708)
                                                                    -----------

                                                                       (247,765)
  Less: treasury stock, 4,000,000 shares at cost                         (4,000)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                              (251,765)
                                                                    -----------

     Total Liabilities and Stockholder's Equity (Deficit)           $ 1,455,884
                                                                    ===========


            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                              STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001


                                                     2002               2001
                                                 -----------        -----------
Revenues                                         $ 2,787,695        $ 2,717,835

Cost of sales                                      2,247,025          2,205,909
                                                 -----------        -----------

     Gross margin                                    540,670            511,926

Selling expenses                                     383,463            301,608
General and administrative                           148,823            187,716
Interest expense                                       7,293              2,785
                                                 -----------        -----------

     Income before income taxes                        1,091             19,817
                                                 -----------        -----------

Income  tax  expense  (benefit):
     Income tax expense                                3,354              7,927
     Income tax (benefit)                             (3,354)            (7,927)
                                                 -----------        -----------

                                                           -                  -
                                                 -----------        -----------

     Net income                                  $     1,091        $    19,817
                                                 ===========        ===========

Basic and diluted income per common share        $      0.00        $      0.00

Weighted average shares outstanding               15,962,400         15,457,400

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001


                                                     2002               2001
                                                 -----------        -----------
Cash  Flows  from  Operating  Activities:
  Net income                                     $     1,091        $    19,817
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    24,367             22,746
      Provision for bad debt                           2,500                  -
      Change in cash from operating assets
        and  liabilities:
        Accounts receivable-trade                     27,535            555,839
        Accounts receivable-affiliate                 12,340              3,097
        Accounts receivable-other                    (24,975)                 -
        Product warranty receivable                   23,347                  -
        Inventory                                     15,044           (18,280)
        Other current assets                            (432)             1,415
        Accounts payable                            (660,554)          (578,753)
        Accounts payable-affiliate                   (34,178)            13,064
        Accrued expenses                             (13,521)           (61,468)
                                                 -----------        -----------

     Net cash used in operating activities          (627,436)           (42,523)
                                                 -----------        -----------

Cash  Flows  from  Investing  Activities:
  Purchase of Equipment                               (5,302)            (6,875)
                                                 -----------        -----------

  Net cash used in investing activities               (5,302)            (6,875)
                                                 -----------        -----------

Cash  Flows  from  Financing  Activities:
  Proceeds from notes payable - affiliate            300,000                  -
  Principal payments on installment loan
    and  capital lease obligations                    (5,929)            (8,606)
                                                 -----------        -----------

  Net cash provided by (used in)
    financing activities                             294,071             (8,606)
                                                 -----------        -----------

Net decrease in cash                                (338,667)           (58,004)

Cash, beginning of period                            464,107            192,751
                                                 -----------        -----------

Cash, end of period                              $   125,440        $   134,747
                                                 ===========        ===========

Supplemental Disclosures of Cash Flow
  Information:
    Interest paid                                $     5,293        $     2,785
    Income taxes paid                            $         0        $         0

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:  Presentation

The balance sheet of the Company as of March 31, 2002, and the related statements of income and cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Cole Computer Corporation's December 31, 2001 Form 10-KSB.

Note 2:  Note Payable to Affiliate

In January 2002, the Company borrowed $300,000 from an affiliated company. This unsecured note bears interest at a rate of 12% and is payable in monthly installments of $4,000 for 24 months, with the remainder of $204,000 due and payable on December 24, 2004.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

During the first quarter of fiscal 2002, the Cole Computer Corporation continued to optimize the profitable growth strategy it began to execute during 2001. Management expects to maintain this strategy of profitable growth with a focus on improving overall profitability and to revenue growth.

Cole Computer's management will continue to take steps to manage expenses relative to general and administrative expenses as a percentage of net revenues have declined for four consecutive quarters, excluding elective write offs.

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company's products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company's ability to effectively manage its operating costs; all of which has affected profitability. With all this, we have maintained a degree of profitability.

We experience a net profit before taxes of $1,091 in the 1st Quarter of 2002 as compared to 19,817 in same period of 2001. This reduction is due to increase in selling (labor) expenses.

Our retail revenues remained at about the same level with sales of $2,787,695 for the 1st Quarter of 2002 as compared to $2,717,835 for the year 2001. We have, however, increased our gross margin 0.56% for retail sales in 1st Quarter of 2002 when compared to 2001. This increase in gross margin reflects our continued focus on retail markets, which has a higher margin and greater return on investment.

Selling expenses as a percentage of retail sales increased to 14% from 11% in '01. This reflects a $31,000 increase in advertising expenses and a $17,000 increase in labor costs

General and administrative costs as a percentage of retail sales decreased to 5% from 7% in '01. A $20,000 reduction in legal and accounting expenses helped to decrease general and administrative costs along with a $10,000 reduction in telephone costs.

A $300,000 loan was provided by Lasertech during the 1st Quarter 2002 to help with our deficit of $214,737 in working capital as of March 31, 2002.
Continued profits from operations coupled with the current arrangement with Lasertech for a product credit line will continue to make this a viable company.

OTHER  INFORMATION

ITEM  1:  Legal  Proceedings

None

ITEM  2:  Changes in Securities

None

ITEM  3:  Defaults Upon Senior Securities

None

ITEM  4:  Submission of Matters to a Vote of Security Holders

None

ITEM  5:  Other Information

None

ITEM  6:  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION

Date:  May 15, 2002
                                            By:/s/  Homer  O.  Cole  III,
                                               ---------------------------------
                                               Homer O. Cole, III
                                                 Director  and  CEO