Form 10QSB
period 2002-06-30
COLE COMPUTER CORP
filed 2002-08-20
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

As of June 30, 2002 16,037,400 shares of, Common Stock of the issuer were outstanding, 4,000,000 of which were held in treasury by Cole Computer Corporation.

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

Item 3:     Defaults Upon Senior Securities                                  F-8

Item 4:     Submission of Matters to a Vote of Security Holders              F-8

Item 5:     Other Information                                                F-8

Item 6:     Exhibits and Reports on Form 8-K                                 F-8

            Signatures                                                       F-9

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                  June 30, 2002

                                     ASSETS

Current  Assets:
     Cash                                                      $         39,995
     Accounts  receivable-trade,net  of  allowance  for
        doubtful  accounts  of  $61,000                                 185,689
     Accounts  receivable-affliate                                       55,717
     Accounts  receivable-other                                          25,993
     Product  warranty  receivable                                       99,852
     Inventory                                                          395,792
     Other  current  assets                                              16,970
                                                               ----------------

          Total  Current  Assets                                        820,008

Equipment,  less  accumulated  depreciation  of
     $283,712                                                           236,573
                                                               ----------------

     Total  Assets                                             $      1,056,581
                                                               ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  Liabilities:
     Notes  payable                                            $         90,000
     Note  payable  -  Director                                          12,900
     Current  portion  of  long-term  debt
       and  capital  lease  obligations                                  24,375
     Current  portion  of  long-term  debt-Affliate                      48,000
     Accounts  payable                                                  164,054
     Accounts  payable-affliate                                         739,369
     Accrued  expenses                                                   78,662
                                                               ----------------

          Total  Current  Liabilities                                 1,157,360

Long-term  debt,  net  of  current  portion:
     Long-term  debt  and  capital  leases                               34,377
     Long-term  debt-affliate                                           247,940
                                                               ----------------

          Total  Long-term  Debt                                        282,317

          Total  Liabilities                                          1,439,677
                                                               ----------------

Commitments  and  contingencies                                               -

Stockholders'  Equity  (Deficit):
     Common  Stock,  $.001  par  value,  25,000,000
          shares  authorized,  16,037,400  shares
          issued  and  outstanding                                       16,037
     Paid  in  capital                                                2,381,656
     Deficit                                                         (2,776,789)
                                                               ----------------
                                                                       (379,096)

     Less:  treasury  stock,  4,000,000  shares  at  cost                (4,000)
                                                               ----------------

          Total  Stockholders  Equity  (Deficit)                       (383,096)
                                                               ----------------

     Total Liabilities and Stockholders' Equity (Deficit)      $      1,056,581
                                                               ================

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2002 and 2001



                                3  Months  Ended          6  Months  Ended
                                          (Restated)                 (Restated)
                                          ----------                 ----------
                              2002          2001          2002          2001
                        ------------   ------------   -----------   -----------
Revenues                $  1,950,105   $  2,770,426   $ 4,737,802   $ 5,495,043

Costs of sales             1,552,797      2,310,542     3,799,825     4,523,233
                        ------------   ------------   -----------   -----------

    Gross Margin             397,308        459,884       937,977       971,810

Selling expenses             325,662        296,496       709,125       598,104
General and
  administrative             208,632        160,881       357,455       348,597
Interest expense              16,094          2,026        23,387         4,811
                        ------------   ------------   -----------   -----------

    Income (loss)
    before taxes            (153,080)           481      (151,990)       20,298
                        ------------   ------------   -----------   -----------

Income tax expense
  (benefit):
  Income tax expense               -            192             -         8,119
  Income tax (benefit)             -           (192)            -        (8,119)
                        ------------   ------------   -----------   -----------

                                   -              -             -             -
                        ------------   ------------   -----------   -----------

Net income (loss)       $   (153,080)  $        481   $  (151,990)  $    20,298
                        ============   ============   ===========   ===========

Basic and diluted
  earnings  (loss)
  per common share      $      (0.01)  $       0.00   $     (0.01)  $      0.00

Weighted average
  shares outstanding      16,037,400     15,465,733    15,999,900    15,461,567


            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001

                                                      2002             2001
                                                 --------------   -------------

Cash  Flows  from  Operating  Activities:
     Net income (loss)                           $     (151,990)  $      20,298
     Adjustments to reconcile net income
       to net cash (used in) operating
       activities:
         Stock issued for compensation                   14,500           7,000
         Stock issued for services                        7,250               -
         Depreciation                                    48,810          45,492
         Provision for bad debt                           5,000               -
     Change in cash from operating assets
     and  liabilities:
         Accounts receivable-trade                       16,696          14,598
         Accounts receivable-affliate                    21,625           6,173
         Accounts receivable-other                       35,507          16,648
         Product warranty receivable                    (12,668)            630
         Inventory                                      278,797          55,466
         Other current assets                             2,012         (14,472)
         Accounts payable                              (880,890)       (486,210)
         Accounts payable- affliate                     (68,043)        296,387
         Accrued expenses                               (26,658)        (46,935)
                                                 --------------   -------------
    Net cash used in operating expenses                (710,052)        (84,925)
                                                 --------------   -------------

Cash  Flows  from  Investing  Activities:
     Purchase of Equipment                               (7,547)        (27,087)
                                                 --------------   -------------

     Net cash used in investing activities               (7,547)        (27,087)
                                                 --------------   -------------

Cash  Flows  from  Financing  Activities:
     Payments on notes payable to affliate               (4,061)              -
     Proceeds of loan from director                      12,900          15,000
     Repayments to founding stockholder                       -          (7,519)
     Proceeds of note payable from affliate             300,000               -
     Principal payments on capital
       lease obligations                                (15,352)        (14,543)
                                                 --------------   -------------

     Net cash provided by (used in)
     financing activities                               293,487          (7,062)
                                                 --------------   -------------

     Net decrease in cash                              (424,112)       (119,074)

     Cash, beginning of period                          464,107         192,751
                                                 --------------   -------------

     Cash, end of period                         $       39,995   $      73,677
                                                 ==============   =============

Supplemental  Disclosures  of
  Cash  Flow  information:
     Interest  paid                              $       23,387   $       4,811
     Income  taxes  paid                         $            -   $           -


             See accompanying notes to interim financial statements

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note1:  Presentation

The balance sheet of the Company as of June 30, 2002, and related statements of operations and cash flows for the interim period ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2001, 10-KSB.

Note  2:     Note  Payable  to  Affiliate

In January 2002, the Company borrowed $300,000 from an affiliated company. This unsecured note bears interest at a rate of 12% and is payable in monthly installments of $4,000 for 24 months, with the remainder of $204,000 due and payable on December 24, 2004.

Note  3:     Note  Payable  to  Director

During the quarter ended June 30, 2002, the Company borrowed $12,900 from a director of the Company. This note bears interest at a rate of 12%, with principal and interest due one year from the date of issuance.

Note  4:     Product  Financing  Arrangement  Transactions

The Company has a product financing arrangement with a major supplier whereby the Company purchases inventory from other third party vendors, which is then sold to the major supplier. The Company, at its discretion, repurchases inventory from the major supplier for sale to its own customers. The Company is under no contractual obligation to repurchase all inventories sold to the major supplier. The Company specifically identifies and segregates these transactions in the general ledger for accounting purposes.

In accordance with Statement on Financial Accounting Standards No. 49, "Product Financing Arrangements" (SFAS 49), the Company eliminates the revenue and costs of revenue related to these transactions from the statement of operations. For the three and six months ended June 30, 2002, $0 and $317,526 in revenues and costs of revenues, were eliminated from the statement of operations, respectively. For the three and six months ended June 30, 2001, $773,413 and $1,793,141 in revenues and costs of revenues were eliminated from the statement of operations, respectively. The 2001 statement of operations has been restated to conform to the 2002 presentation in accordance with SFAS 49.

During the quarter ended June 30, 2002, the Company began purchasing product directly from its major supplier. Accordingly, there were no revenues or costs that were required to be eliminated from the Statement of Operations in accordance with SFAS 49.

                       Management's Discussion & Analysis

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

Cole Computer Corporation experienced a decrease in sales due to the current soft economy in our industry. Sales for the three months ended June 30, 2002 decreased by $820,321, or 30%, to $1,950,105 from $2,770,426 for the corresponding period of the prior year due to market changes. For the six months ended June 30, 2002 revenues decreased $757,241, or 14%, to $4,737,802 from $5,495,043 for the six months ended June 30, 2000 for the reason discussed above.

The Company experienced a decrease in the cost of sales for the three months ended June 30, 2002 of $757,745, or 33%, from $2,310,542 for the three months ended June 30, 2001 compared to $1,552,797 for the three months ended June 30, 2002. Management attributes the decrease in cost of sales for the three months ended June 30, 2002 to the drop in sales. For the six months ended June 30, 2002 cost of sales decreased $723,408, or 16%, to $3,799,825 from $4,523,233 for the six months ended June 30, 2001. The decrease in cost of sales for the six months ended June 30, 2002 was due to the decrease in sales.

Selling expenses for the three months ended June 30, 2002 increased by $29,166, or 10%, to $325,662 from $296,496 for the corresponding period of the prior year. Cole Computer Corporation took over warehouse operations from LTCOM in January 2002 incurring the corresponding rent and personnel costs. This contributed to this increase and is now being absorbed as opposed to this period last year. Additionally, Cole entered into a contract with a third party management company to provide sales training for all sales personnel. This company is also providing certain personnel services to enhance the overall operations of the company. For the six months ended June 30, 2002 selling expenses increased $111,021, or 19%, to $709,125 from $598,104 for the corresponding period of the prior year. Again this increase is attributable to increases in rent and labor expenses.

General and administrative expenses for the three months ended June 30, 2002 increased by $47,751, or 30%, to $208,632 from $160,881 for the corresponding period of the prior year. The increase is attributable to increase in required professional expenses faced by all public companies. An increase in accrued liabilities for public company expenses incurred during the three months ended June 30, 2002, are included in this increase. For the six months ending June 30, 2002 general and administrative expenses increased $8,858, or 3%, to $357,455 from $348,597 for the corresponding period of the prior year. The increase is attributable to the reason discussed above.

Net income for the three months ended June 30, 2002 decreased to a net loss of $153,080 or by $153,561 from a net profit of $481 for the corresponding period of the prior year. For the six months ended June 30, 2002, the Company recorded a net loss of $151,990 or a decrease of $172,288 from a net profit of $20,298 for the corresponding period of the previous year. The reason for the decrease in net income is due to the reasons discussed above.

As previously reported in Note 4 of the financial statements dated June 30, 2002, Cole Computer Corporation is no longer engaged in transactions with Lasertech that are applicable to reporting requirements of SFAS-49.

Cole Computer Corporation continues to strive to increase sales through continued training of sales personnel, providing quality products and continued emphasis on reducing overhead.

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


                                            COLE  COMPUTER  CORPORATION

Date:  August 20, 2002
                                            By:/s/  Homer  O.  Cole  III,
                                               ---------------------------------
                                               Homer O. Cole, III
                                                 Director  and  CEO