Form 10QSB/A
period 2002-06-30
COLE COMPUTER CORP
filed 2002-08-30
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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


                                            COLE  COMPUTER  CORPORATION

Date:  August 30, 2002

                                            By:/s/John Ruth
                                               ---------------------------------
                                               John Ruth
                                               President