Form 10QSB
period 2002-09-30
COLE COMPUTER CORP
filed 2002-11-19
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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


              5577 N.W. Expressway, Oklahoma City, Oklahoma 73132
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 721-7600
                          ---------------------------
                          (Issuer's telephone number)

                1005 Metropolitan Avenue, Oklahoma City, OK 73108
                -------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of September 30, 2002 20,037,400 shares of, Common Stock of the issuer were outstanding, 4,000,000 of which were held in treasury by Cole Computer Corporation.

                            COLE COMPUTER CORPORATION
                                  FORM 10-QSB

                                      INDEX

                                     Part I

Item 1.     Financial Statements                                             F-3

Item 2.     Management's  Discussion  and  Analysis
              of Financial Condition and Results of Operations               F-9


                                    Part II

Item 1.     Legal Proceedings                                               F-13

Item 2:     Changes in Securities                                           F-13

Item 3:     Defaults Upon Senior Securities                                 F-13

Item 4:     Submission of Matters to a Vote of Security Holders             F-13

Item 5:     Other Information                                               F-13

Item 6:     Exhibits and Reports on Form 8-K                                F-13

            Signatures                                                      F-14

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                               September 30, 2002
                                  (Unaudited)

                                     ASSETS

Current  Assets:
     Cash                                                         $     369,836
     Accounts receivable - trade, net of allowance for
       doubtful accounts of $63,500                                     179,442
     Accounts receivable - other                                         53,041
     Product warranty receivable                                         53,817
     Inventory                                                          397,358
     Other current assets                                                28,514
                                                                  -------------

          Total Current Assets                                        1,082,008

Equipment,  Less  Accumulated  Depreciation  of
     $272,339                                                           208,787
                                                                  -------------

          Total  Assets                                           $   1,290,795
                                                                  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  Liabilities:
     Notes  payable                                               $      90,000
     Note payable - Director                                             12,900
     Current  portion  of  long-term  debt
       and capital lease obligations                                     76,776
     Accounts payable                                                   852,875
     Accounts payable - affiliate                                       214,080
     Accrued expenses                                                    88,794
                                                                  -------------

          Total Current Liabilities                                   1,335,426

Long-term  Debt,  Net  of  Current  Portion:
     Long-term debt and capital leases                                  265,797
                                                                  -------------

          Total Liabilities                                           1,601,223
                                                                  -------------

Commitments  and  Contingencies

Stockholders'  Equity  (Deficit):
     10%  cumulative  preferred  stock,  $100  par
       value,  10,000,000  shares  authorized,  0
       shares  issued  and  outstanding                                       -

     Preferred  stock,  no  par  value,  10,000,000
       shares  authorized,  0  shares  issued  and
       outstanding                                                            -

     Common  stock,  $.001  par  value,  80,000,000
       shares  authorized,  20,037,400  shares
       issued and outstanding (see Note 2)                               20,537
     Paid in capital                                                  2,977,156
     Deficit                                                         (3,304,121)
                                                                  -------------
                                                                       (306,428)

     Less: treasury stock, 4,000,000 shares at cost                      (4,000)
                                                                  -------------

          Total Stockholders Equity (Deficit)                          (310,428)
                                                                  -------------

          Total  Liabilities  and  Stockholders'
            Equity  (Deficit)                                     $   1,290,795
                                                                  =============


            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                   3 Months Ended           9 Months Ended
                                           (Restated)                (Restated)
                                  2002        2001         2002         2001
                             -----------  -----------  -----------  -----------
Revenues                     $ 2,137,949  $ 2,890,056  $ 7,193,275  $ 8,372,376

Costs of sales                 1,755,257    2,375,716    5,872,606    6,886,226
                             -----------  -----------  -----------  -----------

     Gross margin                382,692      514,340    1,320,669    1,486,150

Selling expenses                 281,921      305,875      991,046      903,979
General  and
  administrative                 610,258      161,684      967,713      510,281
Interest expense                  17,845        2,237       41,232        7,048
                             -----------  -----------  -----------  -----------

     Income  (loss)
       before taxes             (527,332)      44,544     (679,322)      64,842
                             -----------  -----------  -----------  -----------

Income  tax  expense
  (benefit):
    Income tax expense                 -       15,590            -       22,695
    Income tax benefit                 -      (15,590)           -      (22,695)
                             -----------  -----------  -----------  -----------

                                       -            -            -            -
                             -----------  -----------  -----------  -----------

Net  income  (loss)          $  (527,332) $    44,544  $  (679,322) $    64,842
                             ===========  ===========  ===========  ===========

Basic  and  diluted
  earnings  (loss)
  per  common  share         $     (0.03) $         -  $     (0.04)           -
                             ===========  ===========  ===========  ===========

Weighted  average
  shares  outstanding         17,104,067   15,507,400   16,371,659   15,476,844
                             ===========  ===========  ===========  ===========

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                                          2002          2001
                                                      ------------  -----------
Cash  Flows  from  Operating  Activities:
     Net  income  (loss)                              $  (679,322)  $    64,842
     Adjustments to reconcile net income to net
       to net cash provided by operating activities:
          Stock  issued  for  compensation                154,500             -
          Stock  issued  for  services                      7,250         7,000
          Stock  issued  for  expenses                    210,000             -
          Depreciation                                     71,358        68,238
          Equipment  impairment                            12,206
          Provision  for  bad  debt                         7,500             -
     Change  in  cash  from  operating  assets
       and  liabilities:
          Accounts  receivable  -  trade                   20,443       (68,550)
          Accounts  receivable  -  affiliate               77,342       579,170
          Accounts  receivable  -  other                    8,459        24,000
          Product  warranty  receivable                    33,367        18,806
          Inventory                                       277,231        18,975
          Other  current  assets                           (9,482)      (15,279)
          Accounts  payable                              (192,069)     (629,850)
          Accounts  payable  -  affiliate                (593,332)       61,573
          Accrued  expenses                               (16,576)      (69,862)
                                                      -----------   -----------
     Net cash provided by (used in) operating
       activities                                        (611,125)       59,063
                                                      -----------   -----------

Cash  Flows  from  Investing  Activities:
     Purchase  of  equipment                              (14,515)      (28,633)
                                                      -----------   -----------

     Net  cash  used  in  investing  activities           (14,515)      (28,633)
                                                      -----------   -----------

Cash  Flows  from  Financing  Activities:
     Proceeds  from  stock  issuances                     250,000             -
     Payments on notes payable                             (7,214)            -
     Proceeds  from  installment  notes  payable                -         5,000
     Proceeds  of  loan  from  director                    12,900             -
     Repayments  to  founding  stockholder                      -        (7,519)
     Proceeds  of  note  payable  from  affiliate         300,000             -
     Principal  payments  on  capital  lease
       obligations                                        (24,317)      (22,417)
                                                      -----------   -----------

     Net  cash  provided  by  (used  in)  financing
       activities                                         531,369       (24,936)
                                                      -----------   -----------

Net  increase  (decrease)  in cash                        (94,271)        5,494

Cash,  beginning  of  period                              464,107       192,751
                                                      -----------   -----------

Cash,  end  of  period                                $   369,836   $   198,245
                                                      ===========   ===========

Supplemental  Disclosures  of  Cash  Flow
  Information:
     Interest  paid                                   $    41,232   $     7,048
     Income  taxes  paid                              $         -   $         -

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002
                                  (Unaudited)


NOTE  1  -  PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of September 30, 2002, and related statements of operations and cash flows for the interim period ended September 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2001, 10-KSB.

NOTE  2  -  AUTHORIZED  COMMON  STOCK

Although the Company's shareholders have authorized 80,000,000 shares of common stock, the Company's state of incorporation (Nevada) would require additional fees of approximately $25,000 to be paid before the issuance of any shares exceeding 25,000,000.

NOTE  3  -  PRODUCT  FINANCING  ARRANGEMENT  TRANSACTIONS

The Company had a product financing arrangement with a major supplier affiliated with the Company whereby inventory purchased from other third party vendors was then sold to the major supplier. The Company, at its discretion, repurchased inventory from the major supplier for sale to its own customers. The Company was under no contractual obligation to repurchase all inventories sold to the major supplier. The Company specifically identified and segregated these transactions in the general ledger for accounting purposes.

In accordance with Statement on Financial Accounting Standards No. 49, "Product Financing Arrangements" (SFAS 49), the Company eliminated the revenue and costs of revenue related to these transactions from the statement of operations. For the three and nine months ended September 30, 2002, $0 and $317,526 in revenues and costs of revenues, were eliminated from the statement of operations, respectively. For the three and nine months ended September 30, 2001, $939,146 and $2,719,565 in revenues and costs of revenues were eliminated from the statement of operations, respectively. The 2001 statement of operations has been restated to conform to the 2002 presentation in accordance with SFAS 49.

During the quarter ended March 31, 2002, the warehousing agreement between a subsidiary of this major vendor and Cole Computer expired, eliminating the product financing arrangement relationship between the companies. Cole continues to utilize this supplier to acquire product as needed for its retail operations. Accordingly, there were no revenues or costs that were required to be eliminated from the Statement of Operations in accordance with SFAS 49.

In January 2002, the Company borrowed $300,000 from the formerly affiliated company and supplier. This unsecured note bears interest at a rate of 12% and is payable in monthly installments of $4,000 for 24 months, with the remainder of approximately $278,000 due and payable on December 24, 2004. At September 30, 2002, negotiations were underway to settle this note payable in conjunction with other accounts payable to and receivable from this company, which was no longer affiliated with Cole Computer Corporation.

In September 2002, the Company began purchasing inventory from another supplier now affiliated with the Company as discussed in Note 4.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Note  Payable  to  Director
---------------------------

During the quarter ended June 30, 2002, the Company borrowed $12,900 from a director of the Company. This note bears interest at a rate of 12%, with principal and interest due one year from the date of issuance.

Related  Supplier
-----------------

In September 2002, the Company began purchasing inventory from an entity controlled by a member of management. Purchases of inventory from this entity during the three and nine months ended September 30, 2002 totaled approximately $199,000. Additionally, the financial statements include accounts payable to this entity of approximately $148,000 at September 30, 2002.

Subsequent to September 30, 2002, the Company entered into an agreement with this entity. The agreement stipulates that this entity will provide inventory to the Company's various retail operations on a just-in-time basis, and perform other administrative duties related to inventory. In accordance with this agreement, this entity also agrees to provide the Company with a credit line of $250,000 for inventory purchases. In exchange for these duties, the Company has agreed to pay a fixed rate over the entity's cost of inventory on all purchases. This agreement will continue until cancelled by either party by 90 day written notice.

Common  Stock
-------------

Following his resignation effective August 30, 2002, the Company's former Chief Executive Officer paid $110,000 for his right to receive one million shares of Cole Computer Corporation restricted common stock at a price of $0.11 per share in accordance with the Company's qualified executive stock option plan. These options were immediately exercised by the former Chief Executive Officer. Also following his resignation, 5,019,275 shares of the Company's restricted common stock were placed in a voting trust proxied by the Company's Chairman of the Board. The total shares held by the trust consist of 3,019,275 shares contributed by the Company's former Chief Executive Officer and 2,000,000 shares contributed by the Company's former Corporate Secretary and Director of the Board. Subject to other provisions of the trust agreement, these shares will be held by the trust for three and five years, depending on the terms of the agreement.

In September 2002, the Company's Board of Directors approved the appointment and employment agreement of a new Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Executive Officer was granted 1,000,000 shares of the Company's restriced common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense has been recognized in the Company's financial statements during the three and nine months ended September 30, 2002. In addition, the new Chief Executive Officer paid $140,000 to acquire another 1,000,000 shares of restricted common stock at a price of $0.14 per share. The Company will be placing 3,500,000 additional shares of the Company's restricted common stock with an escrow agent, which can be earned as performance based compensation through December 2006, as dictated by specific provisions of the employment agreement. According to the terms of the employment agreement, this stock has also been valued at $0.14 per share. Upon employment with the Company, the new Chief Executive Officer also became eligible to participate in the Company's qualified executive stock option plan.

On August 31, 2002, the Company's Board of Directors authorized the issuance of 1,500,000 shares of restricted common stock, which is being held in escrow, to the Chairman of the Board as reimbursement for various expenses and costs associated with the Chairman's responsibilities to tend to certain business issues of the Company. As a result of this transaction, $210,000 of general and administrative expenses were recognized in the Company's financial statements during the three and nine months ended September 30, 2002.

Item  2.  Management's  Discussion  &  Analysis

The following should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document. This Report may include forward-looking statements made based on management's current expectations and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance or actual outcomes and may differ materially from what is expressed or forecasted. The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. There are many factors that affect the Company's business, consolidated financial position, results of operations, cash flows and future events including the factors discussed or referenced below.

                                QUARTERLY RESULTS

Revenues for the three months ended September 30, 2002, decreased by $752,107 or 26% to $2,137,949 from $2,890,056 for the corresponding period of the prior year due primarily to sales softness, economic conditions in the personal computing industry, competitive factors, pricing pressures, war issues and U.S. wide company lay offs, the closing of one retail outlet, and unavailable inventory. In addition, the Longshoremen strike in California hampered delivery and delayed shipment of product to our retail stores. For the nine months ended September 30, 2002, revenues decreased $1,179,101 or 14% to $7,193,275 from $8,372,377 for the  nine months ended September 30, 2001, for the reasons previously discussed.

The Company experienced a decrease in the cost of sales for the three months ended September 30, 2002, of $620,459 or a 26% decrease compared with $2,375,716 for the three months ended September 30, 2001. Management attributes the decrease in cost of sales for the three months ended September 30, 2002, to the decrease in retail sales for reasons previously stated. For the nine months ended September 30, 2002. Cost of sales decreased $1,013,620 or 15% to $5,872,606 from $6,886,226 for the nine months ended September 30, 2001. The decrease in cost of sales for the nine months ended September 30, 2002 was due to the decrease in sales for the reason previously stated.

Selling expenses for the three months ended September 30, 2002, decreased by $23,954 or 8% to $281,921 from $305,875 for the corresponding period of the prior year. The decrease is attributable to a decrease in advertising expense. For the nine months ended September 30, 2002, selling expenses increased $87,067 or 10% to $991,046 from $903,979 for the corresponding period of the prior year. The increase is attributable to an increase in rent and lease cancellation expenses.

General and administrative expenses for the three months ended September 30, 2002, increased by $448,574 or 277% to $610,258 from $161,684 for the corresponding period of the prior year. An increase in legal fees, expenses associated with the recruitment and hiring of a new CEO, cost associated with closing a retail store and other costs related to reducing the workforce, including severance pay, and closing warehouse operations all contributed to the increase in general and administrative expenses for the quarter. For the nine months ending September 30, 2002, general and administrative expenses increased

$457,432 or 90% to $967,713 from $510,281 for the corresponding period of the prior year. The increase is attributable to the reason previously discussed above and will put the company in a better position in 2003.

For the three months ended September 30, 2002, the Company experienced a net loss of $527,332 compared to a net profit of $44,544 for the corresponding period of the prior year for reasons enumerated above. For the nine months ended September 30, 2002, the Company recorded a net loss of $679,322 compared to a net profit of $64,842 for the corresponding period of the previous year for reasons previously discussed.

In September, Mr. Brad Cole, former Chief Executive Officer of Cole Computer Corporation, invested in Cole the amount of $110,000 for Cole restricted common stock that Mr. Cole was eligible for based upon his participation in the Company's qualified executive stock option plan as previously reported.

Also in September, Mr. Dyon Tang was appointed by the Board of Directors as the Company's new chief executive officer. Mr. Tang is also the current chief executive officer of DIT Incorporated, a private company out of Omaha, Nebraska, that builds personal computers for the retail market. Mr. Tang is dividing his time between both companies for the foreseeable future.

Upon joining Cole Computer Corporation, Mr. Tang made an investment of $140,000 based on the stock close of $.14 of September 6, 2003, resulting in 1,000,000 shares of restricted COLV stock being issued September 26, 2002. In addition, Mr. Tang received 1,000,000 shares of COLV restricted stock valued at the stock close of $.14 September 6, 2003, in accordance with his employment contract with Cole Computer Corporation as previously reported. This date being preselected, in accordance with his contract with Cole, Mr. Tang is also eligible to earn up to 3.5 million shares of Cole common stock based upon established performance and profitability measures. At a minimum, this compensation package will be over a three-year/twelve quarter period or longer.

As part of the company's attempt to pay down or pay off past debt, the company has and is negotiating with various individuals and vendors to accept Cole stock verses cash payments. These negotiations are ongoing

These negotiations included various out-of-pocket costs and travel expenses incurred by Dr. S. F. Hartley, Chairman of the Board of Directors of Cole, to attend to emergency business issues of Cole Computer Corporation from 1997 through June 30, 2002, as well as earnings forfeited due to the forced closing of his medical practice in Houston, Texas, during this time period for attending or handling emergency Cole business matters. These expenses were presented to the Company by Dr. Hartley in conjunction with the annual shareholders/board meeting in July, 2002 (the meetings were canceled due to a lack of a quorum and other legal matters). Dr. Hartley agreed to settle all past expenses prior to June 30, 2002, for $210,000, which is included in general and administrative expenses for the quarter ended September 30, 2002, and agreed to accept 1,500,000 shares of Cole common stock as payment. This stock was issued based on the stock close $.14 of September 6, 2002, as previously reported. This date being chosen at the Board meeting held in August with the further Board direction that the stock would be held in escrow until all records were reviewed by the chief financial officer and/or company auditors, and their evaluation is completed.

During the quarter, the Company closed one underperforming retail location in Sands Springs, Oklahoma. In addition, the Company closed its warehouse operations and decentralized its assembly functions, which will result in an expense reduction of approximately $500,000 annually. In addition, the Company has relocated one retail operation into a larger facility which will, for the time being, serve as the Cole corporate offices. This retail outlet will become the store model and standard for all of Cole's future stores. The Grand Opening will be November 23, 2002, at 5577 Northwest Expressway, Oklahoma City, 73132, and the store has been open and operational since November 1, 2002.

Lasertech Computer Distributor, Inc. is still a supplier of Cole Computer Corporation and will remain so for the foreseeable future. Cole, however, is no longer using Lasertech as its major supplier and currently is negotiating with Lasertech for credits owed to Cole in several areas and for Lasertech to make an investment in Cole. The Company expects to complete these negotiations by the end of 2002.

DIT Incorporated, through the Cole/DIT agreement, is now the major supplier of product to Cole. DIT is providing a just-in-time/warehouse operation dedicated to Cole at DIT's most favorable pricing (average cost of products to DIT). This should reduce administrative costs through more efficient operations and lead to improved profitability in the future.

During the previous quarter of 2002, management announced that the Company would continue its efforts to increase sales through continued training of sales personnel, providing quality products and continued emphasis on reducing overhead. The company has accomplished much of this and will continue to do so. The closing of the warehouse, moving the corporate offices and workforce reductions are examples of the company's commitment to attaining and sustaining profitability. The Company intends to continue an aggressive value pricing strategy and has established a new compensation plan for all sales personnel, which was voted on and favorably received by Cole personnel.

             FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company's products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, and customer and geographic sales mix of any particular period. Cole has encountered aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support.

Further, Cole may have to continue to lower the prices of many of our products, services and support to stay competitive, while at the same time trying to maintain or improve revenue and gross margins. Cole is working to proportionately decrease our cost structure in response to competitive pricing pressures, which the Company expects will result in minimal impact on profitability. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and any investors should not use historical trends to anticipate results or trends in future periods; however, Cole management is very positive about Cole's future. Cole's efforts to streamline operations and reduce costs in 2002 should increase profitability in 2003 for the Company and its shareholders.

OTHER  INFORMATION

ITEM  1:  Legal  Proceedings

          None

ITEM  2:  Changes in Securities

          None

ITEM  3:  Defaults Upon Senior Securities

          None

ITEM  4.  Submission of Matters to a Vote of Security Holders

          None

ITEM  5:  Other Information

          CONTROLS  AND  PROCEDURES

          Cole Computer Corporation under the direction of its Audit Committee, Cole's Chief Executive Officer, President, Executive Vice President Law and Corporate Affairs, and Cole's Chief Financial Officer has in existence various disclosure controls and procedures designed to insure that information required to be disclosed by Cole's reports is filed or submitted under the Securities Exchange Act of 1934 and is recorded, processed, summarized and reported within the time periods specified by SEC's rules and forms. The disclosure controls and procedures are also intended to insure that such information is accumulated and communicated to Cole's Board and management including Cole's Chief Executive Officer, President, Executive Vice President, Law and Corporate Affairs and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

          Cole performed a review and evaluation of its disclosure controls and procedures during the preparation of Quarterly Reports and the outside auditor/annual review. The current review is ongoing, and the last review was prepared approximately ninety (90) days ago during the previous Quarterly review's preparation and reporting (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management that included Cole's Chief Executive Officer, President, Executive Vice President Law and Corporate Affairs and Chief Financial Officer. Based upon their evaluation and an outside auditors report that was provided to the audit committee, the Chairman, the Chief Executive Officer,
          President, Executive Vice President Law and Corporate Affairs, and Chief Executive Officer concluded Cole's disclosure controls and procedures are in effect as of the date of this 10-Q Form and are in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). The Chief Executive Officer and Chief Financial Officer have executed certifications included in this 10-Q Form as required. As of the date of this Form 10-Q, there have not been any significant changes in Cole's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation, and as a consequence, no corrective action was required to be taken.

ITEM  6:  Exhibits and Reports on Form 8-K

          Current Report on Form 8-K filed on September 4, 2002 related to the resignation of Homer Cole as a member of the Board of Directors and Chief Executive Officer of Cole Computer Corporation.

          Current Report on Form 8-K filed on September 4, 2002 related to the resignation of Cynthia Cole as Director and Corporate Secretary of Cole Computer Corporation.

          Current Report on Form 8-K filed on September 13, 2002 related to the appointment of Dyon Tang as the new Chief Executive Officer of Cole Computer corporation and the issuance of 1.5 million shares of restricted Cole Computer Corporation common stock to the Chairman of the Board of Directors.

          Current report on Form 8-K filed on September 18, 2002 regarding the sales of restricted Cole Computer Corporation common stock to the company's current and former Chief Executive Officer and the signing of a letter of intent to form a joint venture between Cole Computer Corporation and DIT, Inc.

          Current Report on Form 8-K filed on September 27, 2002 regarding the issuance of restricted Cole Computer Corporation common stock to the company's Chief Executive Officer in accordance with his employment agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION

Date:  November 19, 2002

                                            By:/s/John Ruth
                                               ---------------------------------
                                               John Ruth
                                               President

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
                OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED


I  Dyon  Tang  certify  that:

     1. I have reviewed this quarter report on Form 10-QSB of Cole Computer Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared:

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report during the last quarterly filing); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/Dyon Tang
Date:  November 19, 2002                  --------------------------------------
                                          Dyon  Tang,  Chief  Executive  Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
                OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED


I  Eddy  Littlejohn  certify  that:

     1. I have reviewed this quarter report on Form 10-QSB of Cole Computer Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared:

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report during the last quarterly filing); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/Eddy Littlejohn
Date:  November 19, 2002                  --------------------------------------
                                          Eddy Littlejohn, Chief Financial
                                            Officer

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

     For the Quarterly Report of Cole Computer Corporation on Form 10-SQB for the period ending September 30, 2002, the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge:
(i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


Dated:  November 19, 2002


/s/Dyon Tang
--------------------------------------
Dyon  Tang,  Chief  Executive  Officer



/s/Eddy Littlejohn
--------------------------------------------
Eddy  Littlejohn,  Chief  Financial  Officer