Form 10KSB
period 2002-12-31
COLE COMPUTER CORP
filed 2003-04-15
CIK 828189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended: December 31, 2002
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                        Commission File Number: 0-23819

                            COLE COMPUTER CORPORATION
                 (Name of small business issuer in its charter)

          Nevada                                               76-0547762
(State of incorporation)                                (I.R.S. Employer ID no.)

                            5577 Northwest Expressway
                          Oklahoma City, Oklahoma 73132
              (Address of Principal Executive Offices) (Zip Code)
         Issuer's telephone number, including area code: (405) 721-7600

                                      N/A
                          (Former Name of Registrant)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $0.001 per share)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  of  issuer  for  its  most  recent  fiscal  year:  $8,095,010

Aggregate market value of voting stock held by non-affiliates as of April 14, 2003: $344,867 (3,831,860 shares at $0.09 per share).

Shares  of  Common  Stock  outstanding  as  of  April 14,  2003:  15,387,400.

                            COLE COMPUTER CORPORATION
                        2002 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART  I

Item  1.  Description  of  Business                                            1

Item  2.  Description  of  Properties                                          4

Item  3.  Legal  Proceedings                                                   5

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II

Item  5.  Market  for  Registrant's  Common  Equity
  and  Related  Stockholder  Matters                                           6

Item  6.  Management's  Discussion  and Analysis or Plan of Operations         7

Item  7.  Financial  Statements                                                9

Item  8.  Changes  in  and  Disagreements  with  Accountants
  on  Accounting  and  Financial  Disclosure                                  25

PART  III

Item  9.  Directors, Executive  Officers Promoters  and Control Persons;
  Compliance  with  Section  16(a)  of  the  Exchange  Act                    25

Item  10. Executive  Compensation                                             28

Item  11. Security  Ownership  of  Certain  Beneficial  Owners
  and  Management and  Related  Stockholder  Matters                          31

Item  12. Certain  Relationships  and  Related  Transactions                  33

Item  13. Exhibits  and  Reports  on  Form  8-K                               35

Item  14. Controls  and  Procedures                                           35

SIGNATURES                                                                    36

                                     PART I

Item  1.  Description  of  Business.

     The Company is an emerging computer corporation which began out of the garage of founders Cynthia A. and Homer O. Cole III, in November 1991, doing business as Computer Masters, which filled a valuable niche in Oklahoma's computer community providing helpful friendly service while upgrading customer's computers at a fraction of the cost of new systems sold by competitors. The customer demand for helpful service, low cost and state of the art computers drove Computer Masters into the marketing of new computers, in wholesale and retail sales. Computer Masters commenced doing business as "Computer Masters" in 1996, and through high volume sales, was able to aggressively purchase computer parts gaining purchasing power, while reducing computer costs and passing these savings on to customers. Customer demand dictated Computer Masters' growth from a statewide corporation into a multistate corporation with stores in Arkansas, Texas, and Oklahoma.

Principal  Products  or  Services  and  their  Markets.

     Computer Masters has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers, who fail to offer parts, upgrade components or professional support to the computer user.

     At December 31, 2002 the Company operated twelve (12) retail storefront locations under the name of Computer Masters for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. Subsequent to year-end three of these locations were closed. All Computer Masters locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have.

     Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www.colecomputer.net and www.okcmasters.com), along with "direct to the customer" mail order, as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail, government and wholesale buyers, including a shopping cart with a secure credit card payment system. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.

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

     An important element of the Company's success has been the honest, quality personnel retained by Computer Masters. All of the Company's employees embody the philosophy of being "Your Best Friend in Computers."

     The Company will build on its strengths in the regional Oklahoma marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" America approach will take the best of a proven, textbook WalMart strategy. Further, the Company will build on its "Heartland" success with a low overhead retail operation of a Radio Shack style storefront. The Company's management believes that this expansion will result in an enterprise of substantial standing and profitability.

Competition.

     Cole has targeted an under served market where the big chain computer stores and major computer manufacturers have not properly served their customers nor offer the customized solutions that their customers need. The traditional "direct" sales companies such as Dell, Gateway, Compaq and HewlettPackard (HP) compete against Cole in the prebuild and custom build complete computer service market almost exclusively. Cole's advantage is the aftermarket service and sales as well as upgrade and ancillary computer component market.

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

Effects  of  Existing  or  Probable  Governmental  Regulations.

     The integrated disclosure system for "small business issuers" adopted by the Securities and Exchange Commission in Release No. 3430968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a small business issuer, defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by nonaffiliates) of $25,000,000 or more. The
Company  is  a  "small  business  issuer,"  based  upon  these  guidelines.

     On the effectiveness of the Company's Form 10-SB Registration Statement, the Company became subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "1934 Act."). These requirements include, among others, that the Company must file with the Securities and Exchange Commission annual reports on Form 10-KSB ("SB" denotes a "small business issuer") that contain audited financial statements; quarterly reports on 10-QSB that contain reviewed financial statements; 8K Current Reports reporting current material events; and proxy or information statements governed by Regulation 14A or 14C of the Securities and Exchange Commission that are then mailed to stockholders for any matter requiring the vote of consent of stockholders. Principals or 5% stockholders of the Company are also required to report their beneficial ownership and any changes in this ownership on appropriate forms.
Directors, executive officers and 10% stockholders are also subject to Section 16(b) of the 1934 Act respecting "short swing" profits.

     Our common stock is "penny stock" as defined in Rule 3a511 of the Securities and Exchange Commission. Penny stocks are stocks:

     -  with  a  price  of  less  than  five  dollars  per  share;

     -  that  are  not  traded  on  a  "recognized"  national  exchange;

     -  whose prices are not quoted on the NASDAQ automated quotation system; or

     - in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     - get information about the investor's financial situation, investment experience and investment goals;

     - reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     - provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     -  receive  a  signed  and  dated  copy of the statement from the investor,
        confirming  that  it  accurately   reflects  the  investor's   financial
        situation, investment  experience  and  investment  goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

Cost  and  Effect  of  Compliance  with  Environmental  Laws.

     There are no material environmental laws, rules or regulations effecting the present and intended business operations of the Company.

Research  and  Development  Expenses.

     None.

Number  of  Employees.

     32  full  time  employees,  and  three  part-time  employees.


Item  2.  Description  of  Property.

     Computer Masters has twelve stores and a corporate office occupying office space in one store.

     Store  Number            Square  Footage              Term Expires
     -------------            ---------------              ------------
      1*                       1,200  sq.  ft.             Sept 2004

      2                        1,400  sq.  ft.             Jan  2003

      3                        1,500  sq.  ft.             May  2004

      4                        3,200  sq.  ft.             Oct  2007



      5*                       1,200  sq.  ft.             Monthly

      6                        1,000  sq.  ft.             June  2003

      7                        1,500  sq.  ft.             Feb  2004

      9                          900  sq.  ft              May  2004

     10                        1,000  sq.  ft.             Sept 2003

     11                        1,000  sq.  ft.             Sept 30, 2004

     12*                       1,400  sq.  ft.             Monthly

     14                        2,200  sq.  ft.             Dec  2005

     TOTAL:                   17,500  sq.  ft.

*  These  stores  were  closed  subsequent  to  year-end.

Item  3.  Legal  Proceedings.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     A Proxy Statement was forwarded to stockholders on or about July 1, 2002, respecting resolutions of the Board of Directors to elect a director, and the ratification of independent accountants. The meeting was held July 27, 2002 but failed to produce a quorum to fulfill the purpose of the shareholders meeting. A proxy was again mailed out on or about November 27, 2002. The shareholders meeting was reconvened again on December 14, 2002.

     The  matters  voted  upon  and  the  voting  results  are summarized below.

                                                                 Abstain/
                                           For       Against     Withheld       Unvoted
                                           ---       -------     --------       -------
1.  Election  of  Director
    John  R.  Ruth                      7,896,626         0       14,100      8,626,674
2.  Ratifying  the  selection  of
    Hogan  &  Slovacek  as
    independent  auditors               7,856,626    51,500        2,600      8,626,674

                                    PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

Market  Information.

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "COLV.OB". The common stock is thinly traded and no assurance can be given that any market for the Company's common stock will be maintained. The following bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions.

Stock  Quotations

                                         2002                 2001
                                         ----                 ----
     Quarter Ended                  High      Low         Low       High
     -------------                  ----      ---         ---       ----
     March  31                     $0.57      $0.28      $0.45      $0.20

     June  30                      $0.49      $0.14      $0.27      $0.14

     September  30                 $0.28      $0.12      $0.31      $0.12

     December  31                  $0.27      $0.06      $0.55      $0.24

Holders.

     The number of record holders of the Company's common stock as of April 14, 2003, was approximately 345.

Dividends.

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

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     The following discussion highlights our Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in Cole's filings with the Security and Exchange Commission.

     The Company incurred a net loss for the fiscal year ended December 31, 2002 of ($479,378) as compared to net income of $27,676 for the fiscal year ended December 31, 2001. Following is an analysis of the charges comprising this swing from a profit in 2001 to a loss in 2002. At December 31, 2002 we had a deficit net worth of $(260,418) and negative working capital of ($33,474). These factors create substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue to exist.

     Revenues Sales revenues decreased 26% or ($2,901,171) from $10,996,181 for 2001 to $8,095,010 in 2002. This decrease is due primarily to inventory shortages incurred during the mid portion of 2002 as our primary supplier cut back on deliveries of merchandise. We have terminated our agreement with this suppler and have reached a settlement agreement resulting in an extraordinary gain of $621,719 before taking into consideration the effect of income taxes of $248,687. During September of 2002, we entered into a new supply agreement which we anticipate better pricing and a better supply of inventory. We anticipate sales to decrease somewhat in 2003 from the 2002 level due to the possible closing of certain unprofitable retail locations.

     Cost of Sales decreased by $2,618,563 or 29% from $9,012,989 in 2001 to $6,394,426 in 2002. This decrease is due primarily to a 26% decrease in sales combined with a 3% improvement in gross profit margins from 18% in 2001 to 21% in 2002. This increase in gross profit margins is expected to continued to improve as a result of our improved controls over inventory combined with improved purchasing arrangements which allow us to buy inventory at more competitive prices.

     Selling expenses increased by $274,573 or 23% from $1,197,591 in 2001 to $1,472,164 in 2002. Factors contributing to this increase include (1) the addition of one new location (2) the assumptions of warehouse operating expenses which were previously covered by our former primary supplier and (3) substantial increases in store managers salaries. We anticipate selling expenses to decline in 2003 as efforts are made to cut overhead and with the closing of certain unprofitable retail locations.

     General and administrative expenses increased by $543,214 or 74% from $735,296 in 2001 to $1,278,510 in 2002. This increase was due in part to the payment of $49,000 in out of pocket travel costs and other expense of our chairman and a $244,203 or 238% increase in legal and accounting costs from $102,595 in 2001 to $346,798 in 2002. The legal fees were incurred in connection in the settlement of various claims and litigation. We believe that both travel and legal and accounting costs will be substantially lower in 2003.

     Interest expense increased by $28,378 or 125% from $22,629 in 2001 to $51,007 in 2002. This increase was due to an increase in interest bearing debt.

     Income tax (benefit) of ($248,687) in 2002 reflects the tax benefits utilized to offset the income tax effects of the extraordinary gain of $621,719. There was no net income tax benefit or expense in 2001.

     The extraordinary gain in 2002 of $373,032, net of the income tax effect of $248,687, was the result of a settlement of balances due our former primary supplier at a discount to face value.

     During September of 2002, we hired a new chief executive officer. We also hired a new chief financial officer in November of 2002. We believe our new management team brings a wealth of experience in running efficient operations in this industry. We anticipate achieving better efficiencies in the use of personnel and improved gross profit margins which should help to bring us to a profitable level of operation by the third quarter of this year. Liquidity.

     As of December 31, 2002, the Company had $146,218 in cash and a working capital deficit of ($33,474). We anticipate that sales will decrease in 2003 due to the closing of three retail locations. Even though revenues are anticipated to decline, we believe that management changes will result in our achieving a profitable level of operations by the third quarter of 2003. We are seeking additional vendor financing and are also looking for a strategic merger partner that might bring additional sales volumes and operating efficiencies associated with a larger operation. Ours continues to be a very competitive industry.

Item  7.  Financial  Statements.
          ----------------------

          Independent  Auditors'  Report

          Balance  Sheet  as  of  December  31,  2002

          Statements  of  Income  (Loss)  for  the  Years  ended
          December  31,  2002  and  2001

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002 and 2001

          Statements  of  Cash  Flows  for  the  years  ended
          December  31,  2002  and  2001

          Notes  to  Financial  Statements

                          Independent Auditors' Report
                          ----------------------------




To the Board of Directors and Stockholders of Cole Computer Corporation
Oklahoma  City,  Oklahoma

We have audited the accompanying balance sheet of Cole Computer Corporation as of December 31, 2002, and the related statements of income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole Computer Corporation as of December 31, 2002, and the results of its operations and its cash flows for the years then ended December 2002 and 2001, respectively in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cole Computer Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Cole Computer Corporation to continue as a going concern at December 31, 2002. Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




March  24,  2003

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Current  assets:
  Cash                                                             $   146,218
  Accounts  receivable  -  trade,  net  of  allowance  for
    doubtful  accounts  of  $5,000                                     105,800
  Accounts  receivable  -  other                                        15,285
  Product  warranty  receivable                                         45,975
  Inventory                                                            360,639
  Prepaid  expenses                                                     47,275
                                                                   -----------
      Total  current  assets                                           721,192
                                                                   -----------

Property and equipment, less accumulated depreciation of $295,764      218,861
                                                                   -----------

      Total  Assets                                                $   940,053
                                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
  Notes  payable                                                   $   102,900
  Current portion of long-term  debt  and  capital  lease
    obligations                                                         72,929
  Accounts  payable  -  affiliate                                      291,644
  Accounts  payable  -  other                                          134,650
  Accrued  expenses                                                    152,543
                                                                   -----------

      Total  Current  Liabilities                                      754,666
                                                                   -----------
Long-term  debt
  Note  payable  to  affiliate                                         338,272
  Long-term  debt  and  capital  lease  obligations
    net  of  current  portion  shown  above                            107,533
                                                                   -----------

                                                                       445,805
                                                                   -----------

      Total  Liabilities                                             1,200,471
                                                                   -----------

Commitments  and  Contingencies                                              -

Stockholders'  Equity  (Deficit):
  10%  cumulative  preferred  stock,  $100  par
  value,  10,000,000  shares  authorized,
  0  shares  issued  and  outstanding                                        -

    Preferred  stock,  no  par  value,  10,000,000
      shares  authorized,  0  shares  issued  and
      outstanding                                                            -

    Common  stock,  $.001  par  value,  80,000,000
      shares  authorized,  19,387,400
      shares  issued  and  outstanding                                  19,387
    Paid  in  capital                                                2,828,321
    Deficit                                                         (3,104,126)
    Less:  treasury  stock,  4,000,000  shares at cost                  (4,000)
                                                                   -----------

      Total  Stockholders  (Deficit)                                  (260,418)

Total  Liabilities  and  Stockholders'  Equity  (Deficit)          $   940,053
                                                                   ===========

                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                          STATEMENTS OF INCOME (LOSS)
                 For the Years Ended December 31, 2002 and 2001

                                                      2002             2001
                                                -------------   ---------------
REVENUES                                        $   8,095,010   $    10,996,181

COST  OF  SALES                                     6,394,426         9,012,989
                                                -------------   ---------------

     GROSS  MARGIN                                  1,700,584         1,983,192
                                                -------------   ---------------

Costs  and  expenses:
    Selling  expenses                               1,472,164         1,197,591
    General  and  administrative                    1,278,510           735,296
    Interest  expense                                  51,007            22,629
                                                -------------   ---------------

        Total  expenses                             2,801,681         1,955,516
                                                -------------   ---------------

Income  (loss)  before  income  taxes  and
  extraordinary  items                             (1,101,097)           27,676
                                                -------------   ---------------

Income  tax  expense  (benefit):
    Income  tax  expense                                    -             4,500
    Income  tax  (benefit)                           (248,687)           (4,500)
                                                -------------   ---------------

                                                     (248,687)                -
                                                -------------   ---------------

Net income (loss) before extraordinary item          (852,410)           27,676

Extraordinary item - gain on extinguishment
  of debt, net of income tax effect of $248,687       373,032                 -
                                                -------------   ---------------

Net  income  (loss)                             $    (479,378)  $        27,676
                                                =============   ===============

Earnings  per  share:

  Basis  and  diluted  income  (loss)
    before extraordinary items                  $       (0.05)  $          0.00
  Extraordinary  item                                    0.02                 -
                                                -------------   ---------------

  Basic  and  diluted  income  (loss)           $       (0.03)  $          0.00
                                                =============   ===============

  Weighted  average  shares  outstanding           16,949,181        15,472,997
                                                =============   ===============

                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2002 and 2001

                                                                        Retained
                            Common Stock            Treasury Stock       Paid in       Earnings
                        Shares       Amount        Shares   Amount       Capital       (Deficit)       Totals
                      ----------   ---------   ----------   ------    -----------     ------------   ----------
Balances,
December 31, 2000     15,457,400   $  15,457            -        -     $2,303,436     $(2,652,424)   $(333,531)

Shares issued  for
compensation              50,000          50            -        -          6,950               -        7,000

Exercise  of  stock
options                  455,000         455            -        -         49,595               -       50,050

Acquisition  of
  treasury stock               -           -   (4,000,000)  (4,000)             -               -       (4,000)

Net  income  (loss)            -           -            -        -              -          27,676       27,676
                      ----------   ---------   ----------   ------    -----------     ------------   ----------

Balance,
December 31, 2001     15,962,400      15,962   (4,000,000)  (4,000)     2,359,981      (2,624,748)    (252,805)

Shares issued for
  services                25,000          25            -        -          7,225               -        7,250

Shares  issued  for
compensation              50,000          50            -        -         14,450               -       14,500

Shares sold for
cash September 2002    2,000,000       2,000            -        -        248,000               -      250,000

Shares issued for
compensation           1,000,000       1,000            -        -        139,000               -      140,000

Shares issued for
  expenses -  as
  adjusted               350,000         350            -        -         48,650               -       49,000

Cost assigned to
  options issued
  under  non-
  statutory stock
  option  plan                 -           -            -        -         11,015                -      11,015

Net income (loss)              -           -            -        -              -         (479,378)   (479,378)
                      ----------   ---------   ----------   ------    -----------     ------------   ----------

Balance,
December 31, 2002     19,387,400   $  19,387   (4,000,000) $(4,000)    $2,828,321      $(3,104,126)  $(260,418)
                      ==========   =========   ==========  =======     ==========      ===========   =========

                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                      2002             2001
                                                -------------   ---------------
Cash  Flows  from  Operating  Activities:
  Net income (loss)                               $ (479,378)     $    27,676
  Adjustments  to  reconcile  net  income
    to  net cash  provided  by  (used  in)
    operating  activities:
    Stock issued for compensation, services,
      and expenses                                   210,750            7,000
    Depreciation                                      94,783           87,452
    Trade payable converted to note payable          136,759                -
    Provision for bad debts                           75,615           60,000
    Equipment impairment                              12,206                -
    Non-cash  compensation  expense  related
      to  stock  option  plan                         11,015                -
    Gain on extinguishment of debt                  (621,719)               -
  Change  in  cash  from  operating  assets
    and  liabilities:
    Accounts receivable                              190,736          415,357
    Inventory                                        313,950         (116,349)
    Prepaid expenses                                 (28,243)          11,710
    Accounts payable                                (804,343)        (137,711)
    Accrued expenses                                  47,223          (62,846)
                                                  ----------      -----------

Net cash provided by (used in) operating
  activities                                        (840,647)         292,289
                                                  ----------      -----------

Cash  Flows  from  Investing  Activities:
  Purchase of Equipment                              (48,013)         (35,806)
  Loan to stockholder, net                                 -          (11,466)
                                                  ----------      -----------

Net cash used in investing activities                (48,013)         (47,272)

Cash  Flows  from  Financing  Activities:
  Stock issued for cash                              250,000           15,050
  Loan proceeds                                      651,172           35,000
  Principal  payments  on  notes and
    capital leases payable                          (330,401)         (23,711)
                                                  ----------      -----------

Net cash provided by financing activities            570,771           26,339
                                                  ----------      -----------

Net change in cash                                  (317,889)         271,356

CASH, beginning of year                              464,107          192,751
                                                  ----------      -----------

CASH, end of year                                 $  146,218      $   464,107
                                                  ==========      ===========

                See accompanying notes to financial statements.

                            COLE COMPUTER CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)
                 For the Years Ended December 31, 2002 and 2001


Supplemental Disclosures of Cash Flow Information:
  Interest  paid                                   $   50,394      $   22,629
  Income  taxes  paid                              $        -      $        -

Supplemental  Disclosures  of  Non-cash
  Investing  and  Financing  Activities:

     During the year ended December 31, 2002, the Company had the following non-cash transactions:

     Accounts  payable  totaling  $136,759  was  converted  to  a  note payable.

     In a series of transactions 1,425,000 shares of the Company's common stock were issued for services, compensation, and expenses. These shares were valued at $210,750 for financial reporting purposes.

     The Company entered into a settlement agreement with a supplier in which $959,990 in notes and accounts payable were settled for a cash payment of $338,271. This resulted in a non-cash gain of $621,719 before income tax effect.

     The Company issued options under a non-statutory stock option plan in 2002. The compensation value assigned to these options was $11,015.

                            COLE COMPUTER CORPORATION
                            -------------------------
                          Notes to Financial Statements
                          -----------------------------
                           December 31, 2002 and 2001
                           --------------------------


NOTE  1  -  SUMMARY  OF  CRITICAL  ACCOUNTING  POLICIES

Nature  of  Business
--------------------

Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the dba Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the Company) and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") in 1998. The operations of ESCI have since been merged into the operations of Cole Computer Corporation. The Company has twelve retail stores in Oklahoma, Arkansas and Texas, and, in addition to its retail business, sells to area government agencies, school districts and military installations.

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less. The financial statements as of December 31, 2002 and 2001 do not include any cash equivalents.

Allowance  for  Doubtful  Accounts
----------------------------------

An allowance for doubtful accounts is established through a provision for bad debts when management believes collection of accounts receivable is doubtful. Accounts are written-off against this allowance when all collection efforts by the Company have been exhausted.

Accounts  Receivable-Trade
--------------------------

Accounts receivable-trade includes trade accounts receivable generated through the normal course of business through retail operations and cooperative advertising funds earned by the Company from a major manufacturer of component parts purchased by the Company. The Company earns cooperative advertising funds based upon the volume of components purchased. The manufacturer provides this program to its significant customers in return for using its name and logo on various forms of the Company's advertising programs and efforts. Included in trade accounts receivable at December 31, 2002, were cooperative advertising funds receivable from this manufacturer of $31,389.

Product  Warranty  Receivable
-----------------------------

Products sold by the Company are warranted by the manufacturer, normally for a period of one year from date of purchase. The Company facilitates fulfillment of the manufacturer's warranty by providing its customers with a replacement product from Company inventory. The Company's inventory is replenished upon receipt of the replacement product from the manufacturer. As of December 31, 2002, the financial statements included $45,975 in product warranty receivable from manufacturers.

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

Property  and  Equipment
------------------------

Property and equipment is carried at cost and consists of vehicles, furniture and fixtures, computers used for inventory control, and retail point-of-sale terminals. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Depreciation is determined using the straight-line method based over their estimated useful lives of five years.

Advertising
-----------
Advertising costs are charged to operations when incurred. Advertising expenses for 2002 and 2001 were $176,289 and $99,215, respectively.

Earnings  Per  Common  Share
----------------------------

Earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding, plus potential dilutive securities. For the years ended December 31, 2002 and 2001, the effect of potential dilutive securities was insignificant.

Revenue  Recognition
--------------------

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is purchased by and delivered to the customer.

Estimates
---------

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets in the balance sheet and revenue and expenses in the income statement. Actual results could materially differ from those estimates.

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company estimates that the fair value of all financial instruments at December 31, 2002, does not differ materially from the aggregate carrying values of its financial instruments.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements were prepared assuming the Company is a going concern. For the year ended December 31, 2002, the Company incurred a loss of ($479,378), had a working capital deficit of ($33,474), and had a deficit net worth of ($260,418) as of December 31, 2002. This gives substantial doubt about the Company's ability to continue as a going concern.

Management is implementing plans to reduce costs and improve gross profit margins. These plans include the closing of three retail locations, and a new supply agreement with a new major vendor.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability. There can be no assurance that management's plan will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with Statement on Financial Accounting Standards No. 49, "Product Financing Arrangements" (SFAS 49), the Company eliminated the revenue and costs of revenue related to these transactions from the statement of operations. For the year ended December 31, 2002, $317,526 in revenues and costs of revenues, were eliminated from the statement of operations. For the year ended December 31, 2001, $4,334,369 in revenues and costs of revenues were eliminated from the statement of operations.

During the quarter ended March 31, 2002, the warehousing agreement between a subsidiary of this major vendor and Cole Computer expired, eliminating the product financing arrangement relationship between the companies.

In January 2002, the Company borrowed $300,000 from the formerly affiliated company and supplier. This unsecured note bears interest at a rate of 12% and is payable in monthly installments of $4,000 for 24 months, with the remainder of approximately $278,000 due and payable on December 24, 2004. This note was settled in December, 2002, pursuant to the settlement agreement discussed in
Note  4.

In September 2002, the Company began purchasing inventory from another supplier now affiliated with the Company as discussed in Note 4.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

During the 4th quarter in 2000, the Company entered into an agreement with a shareholder, major supplier and member of the Board of Directors, whereby the shareholder would provide warehousing operations and obtain a $1 million line of credit with a third party vendor. Under the agreement, the Company purchased products from a third party vendor and sold those products to a subsidiary of the shareholder at cost and then repurchased products at a 4% mark-up from another subsidiary of the shareholder for resale. The Company had the option to purchase the warehouse operations for $500,000 and $1,000,000 of common stock at fair market value.

In the 3rd quarter of 2001, this shareholder and major supplier completed his one year term of service on the Board of Directors and elected not to serve on the Board for a further period. In January 2002 the subsidiary company from which the Company repurchased products ceased operations in Oklahoma. The parent company of this subsidiary (owned by the shareholder and major supplier) and the Company executed a novation to the their existing agreement, whereby the shareholder and major supplier's company assumed contractual responsibility for warehousing and store operations previously provided by the subsidiary company. Although the contractual responsibility of the shareholder and major supplier's company was to provide warehousing and store operations, effective with this novation, the Company assumed operational management of the warehouse and store operations.

On December 9, 2002, the Company entered into a settlement agreement with this supplier. Terms of this settlement call for the Company to pay $338,271 in settlement of notes and accounts payable totaling $959,990 resulting in a gain of $373,032 net of income tax effect of $248,687. The Company had purchases of $2,098,976 and $4,334,369 during the fiscal years ended December 31, 2002 and 2001 respectively from this supplier.

During 2001, a director of the Company exercised an option to purchase 342,500 shares of Company common stock for $37,675 in accordance with a stock option plan established in September 2001 (See Note 8).

During the quarter ended June 30, 2002, the Company borrowed $12,900 from a director of the Company. This note bears interest at a rate of 12%, with principal and interest due one year from the date of issuance. The interest rate on this note has been adjusted to 5.25%, effective January 1, 2003.

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

In September 2002, the Company's Board of Directors approved the appointment and employment agreement of a new Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Executive Officer was granted 1,000,000 shares of the Company's restricted common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense has been recognized in the Company's financial statements during the three and nine months ended September 30, 2002. In addition, the new Chief Executive Officer paid $140,000 to acquire another 1,000,000 shares of restricted common stock at a price of $0.14 per share. He also earned an additional 500,000 shares of common stock based on the performance of the Company during the fourth quarter of 2002. The Company has recorded a liability of $22,500 at December 31, 2002 in connection with its obligation to issue this additional 500,000 shares of common stock. The contract also allows for the issuance of up to an additional 3,500,000 shares of the Companies stock over the period of the contract based on certain performance criteria.

On August 31, 2002, the Company's Board of Directors authorized the issuance of 1,500,000 shares of restricted common stock, which is being held in escrow, to the Chairman of the Board as reimbursement for various expenses and costs associated with the Chairman's responsibilities to tend to certain business issues of the Company. As a result of this transaction, $210,000 of general and administrative expenses were recognized in the Company's financial statements during the three and nine months ended September 30, 2002. Subsequent to September 30, 2002, the amount of shares authorized for issuance was adjusted to 350,000. Accordingly, the expense recognized as of September 30, 2002, was adjusted to $49,000 as of December 31, 2002.

In October 2002, the Company entered into an agreement with a company owned and controlled by a shareholder/officer. The agreement stipulates that this affiliate will provide inventory to the Company's various retail operations on a just-in-time basis, and perform other administrative duties related to inventory. In accordance with this agreement, this affiliate also agreed to provide the Company with a credit line of $250,000 for inventory purchases. In exchange for these duties, the Company has agreed to pay 4% over the affiliates cost of inventory on all purchases. This agreement will continue until cancelled by either party by 90 days written notice. Purchases of inventory from this affiliate during the year ended December 31, 2002 totaled approximately $1,335,406. Additionally, the financial statements include accounts payable to this affiliate of $291,644 at December 31, 2002.

In December 2002, in connection with the settlement transaction discussed above, a shareholder/officer of the Company loaned the Company $338,272 (see Note 5), the proceeds of which were used in connection with the settlement of the agreement between the Company and its former major supplier.

NOTE  5  -  NOTES  PAYABLE

As of December 31, 2002, the Company has a $90,000 note payable to a bank. The note, which is collateralized by accounts receivable and inventory, is due on demand and bears interest at a variable rate as established by the lender based upon the prime rate. As of December 31, 2002, the effective interest rate was 5.25%.

During 2002, the Company borrowed $12,900 from a director of the Company. This note bears interest at a rate of 12%, with principal and interest due one year from the date of issuance. Effective January 1, 2003, the interest rate on this note has been adjusted to 5.25% per annum.

NOTE  6  -  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31, 2002:

          Capitalized  equipment  lease,  due
          in  monthly  installments  of  $1,427
          including  interest  at  20%,  maturing
          May  2003,  and  collateralized  by  equipment          $    6,739

          Capitalized  equipment  lease,  due  in
          monthly  installments  of  $1,519  including
          interest  at  12%,  maturing  March  2005,
          and  collateralized  by  equipment                          36,964

         Note  payable  to  a  corporation,  due  in
         weekly  installments  of  $1,250  including  interest
         at  12%,  with  remaining  principal  and
         interest  due December  31,  2004                           136,759

         Note  payable  to  affiliate,  principal  and
         interest due  December  2,  2004,  bearing
         interest  at  12%,  rate adjusted  to  5.25%
         effective January 1, 2003                                   338,272
                                                                  ----------

                                                                     518,734
          Less:  current  portion                                    (72,929)
                                                                  ----------

                                                                  $  445,805
                                                                  ==========

Maturities  of  long  term  debt  are  as  follows:

             Year               Amount
             ----               ------
             2003              $  72,929
             2004                439,844
             2005                  5,961
                               ---------
             Total             $ 518,734
                               =========



NOTE  7  -  INCOME  TAXES

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

                                                      2002             2001
                                                   ---------           ----
Computed  at  the  expected  statutory  rate        $      0         $   4,500

Utiltization  of  net  operating  loss              (248,687)           (4,500)
                                                    --------         ---------
Taxes  (benefit)  on  net  income  before
  extraordinary  income                             (248,687)                0

Tax  effect  of  extraordinary  gain                 248,687                 0
                                                    --------         ---------

Taxes  (benefits)  on  net  income                  $      0         $       0
                                                    ========         =========

As of December 31, 2002, the Company had a net operating loss carry forward of approximately $2,310,866, which expires $173,084 in 2018, $458,636 in 2019,
$1,233,283 in 2020, and $479,378 in 2022. Utilization of this deferred tax asset is dependent on future taxable profits, and as such, this amount is considered fully reserved.

NOTE  8  -  STOCK  OPTIONS
The Company established a stock option plan effective September 1, 2001, which allows current (and certain former) employees, officers and directors of the Company to acquire shares of the Company's authorized common stock. The plan offers participants an option to purchase shares of Company common stock at a fixed price of $.11 per share for a period of five years from the inception of the plan. The number of shares available to each individual is determined by the length of service to and position with the Company, including service with the Company's predecessor company, ESCI, up to the date of the plan. The Board of Directors, upon giving 90 days notice, reserves the right to modify or discontinue the plan based upon business necessity. As of December 31, 2002, 329,000 options were outstanding under this plan. In connection with the granting of these options, $11,015 of expense was recognized in 2002.

NOTE  9  -  OPERATING  LEASES

The Company has 12 retail stores and one corporate office. Leases on these spaces vary in cost and term. Rent expense for 2002 and 2001 was $222,850 and $168,364, respectively. Net minimum lease payments due are as follows:

               Year           Amount
               ----           ------
               2003          $118,795
               2004            80,679
               2005            40,817
               2006            40,367
               2007            34,754
               Thereafter           -
                             --------

               Total         $315,412
                             ========

Note  10  -  SUBSEQUENT  EVENTS

     Subsequent to year end, the Company closed three stores. Two of these stores were leased on a month to month bases. The third store was still under a lease obligation of $2,000 per month until September of 2004. In accordance with FAS 146 "Accounting For Costs Associated with Exit or Disposal Activities", no loss accrual will be recorded until such time as the closing expenditures are incurred.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors  and  Executive  Officers.

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (held in July of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                            Director/
                                             Officer
                  Name               Age       Since             Position
                  ----               ---    ---------            --------
          Dr.  S.  F.  Hartley       57        12/98     Chairman  of  the  Board

          Dyon  Tang                 30         9/02     Chief  Executive  Officer  and  Director

          John  L.  Ruth             49         4/99     Director  and  President

          Dr. Kendrick J. Dennis     46         1/03     Director

          Albert  Fields             53         1/03     Director

          Franklin  Tabor            56         1/03     Director

          Lyndel  Lackey             43        11/02     Chief  Financial  Officer

Business  Experience.

     Dyon Tang. Mr. Tang is 30 years of age and is a Director and the CEO of Cole Computer Corporation and DIT, Inc. In 1995, Mr. Tang started in the technology business while in undergraduate school at Colorado State University. He upgraded and custom built computers in his basement to supplement his income while attending classes. His business thrived and he soon outgrew his basement. He opened his first location in Omaha in October 1996. DIT, Inc. under his leadership grew dramatically over the next few years into nine retail outlets, a 14,000 square foot distribution center in La Verne, California, and a 30,000 square foot manufacturing facility in Zhuhai, China. Mr. Tang is married with two children and currently resides in Le Verne, California.

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

     Lyndel Lackey. Mr. Lackey is 43 years of age and is the Company's Chief Financial Officer. Mr. Lackey began this position in November 2002. Mr. Lackey has over 20 years of accounting experience. He served as controller for a wholesale electronics distributor, as well as serving for various public accounting firms in the tax, audit, and management services departments. Mr. Lackey earned a Bachelor of Arts Degree in accounting from Southern Nazarene University and is a certified public accountant.

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

     Albert D. Fields. Mr. Fields is 53 years old and a Director and Chairperson of the Audit Committee. Mr Fields is a seasoned financial management professional with over thirty years of proven performance in institutions ranging from a 25 million dollar single-branch operation to a 350 million dollar multiple-branch company. Mr. Fields is currently the Executive Vice President of Banking Center Management at the American National Bank, Terrell, Texas. Other positions include Senior Vice President and Area Executive, South Trust Bank, Houston Texas and President, Bayshore National Bank, La Porte, Texas. Mr. Fields earned a Bachelor's degree in Business Administration from Southwest State University and is a graduate from the School of Banking of the South, Louisiana State University, National Commercial Lending School, University of Oklahoma, and the Institute of Certified Bankers. He is also active in his community by serving as officers in the Chamber of Commerce, Water Authority, Optimist Club, and Rotary.

     Kenrick J. Dennis, DPM. Dr. Dennis is 46 years old and a Director and serves as the Corporate Secretary. Dr Dennis has a successful podiatric practice in Houston, Texas. He brings a wealth of experience as corporate secretary having served on the Executive Committee of several major organizations. Dr Dennis earned a graduate degree from the California College of Podiatric Medicine, a bachelor's degree from the University of Texas. He completed his residency training at the University of Texas Health Science Center in San Antonio. He is a published author in his field and has earned several national awards in his profession. He is active in his community serving in many local professional organizations. He is married and has two children.

     Franklin R. Tabor. Mr. Tabor is 56 years old and is a Director. Mr. Tabor is a licensed Real Estate Broker of 15 years. In addition, Mr. Tabor is a certified college level educator at Metro Community College and a certified Real Estate instructor in Nebraska. He earned a Masters degree in Education from the University of Northern Colorado and a Bachelor of Science degree in Business Administration from Bowling Green State University. He has served on several boards including a bank holding company and a neighborhood association. He was partner/operator of Motorcycle Plaza, Inc, a multi-line and multi-store franchised motorcycle and accessories dealer. He is married and has three children.

Compliance  with  Section  16(a)  of  the  Exchange  Act.

     To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.

Item  10.  Executive  Compensation.

     The following table sets forth the compensation paid or accrued to the persons serving as Chief Executive Officer during the year ended December 31, 2002. There were no executive officers whose total annual salary and bonus exceeded $100,000 for services performed in December 31, 2002, 2001 or 2000.

     The following table sets forth the aggregate compensation paid by the Company to its chief executive officer for services rendered during the periods indicated:

Summary  Compensation  Table

                                                                                 Long Term Compen-
                                                                                      sation
                                               Annual  Compensation                   Awards
                                        ------------------------------------     ------------------
                                                                    Other                             All Other
                                                                    Annual                             Compen-
       Name and               Fiscal                                Compen-          Options            sation
  Principal  Position          Year     Salary  ($)(1)   Bonus($)   sation(2)          (#)                ($)
  -------------------         ------    --------------   --------   ---------      ------------       ----------
Dyon Tang                      2002       $13,462          -0-          -          1,500,000(3)             -
 Chief  Executive  Officer

Homer D. Cole                  2002       $78,000          -0-          -                  -                -
  former Chief Executive
  Officer

-------------------

     (1) Mr. Tang began his employment in September 2002. The salary amounts for 2002 reflect three months of compensation.

     (2) The Company provides various perquisites to certain employees including the named executive officers. In each case, the aggregate value of the perquisites provided to the named executive officers did not exceed the lesser of $50,000 or 10% of such named executive officers' annual salary and bonus.

     (3) These options were granted to Mr. Tang under his employment agreement. See "Employment Contracts" below.

Compensation  of  Directors.

     In accordance with the stock option plan discussed in Note 8 to the financial statements, all Directors of the Company receive for serving on the Board of Directors of the Company, options to purchase 6,250 shares of the Company per quarter, providing the Director is present at the Shareholders Meeting and available throughout the quarter, plus any actual expenses incurred.

Employment  Contracts.

     In September 2002, the Company's Board of Directors approved the appointment and employment agreement of Dyon Tang as Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Executive Officer was granted 1,000,000 shares of the Company's restricted common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense has been recognized in the Company's financial statements during the year ended December 31, 2002. He also earned an additional 500,000 shares of common stock based on the performance of the Company during the fourth quarter of 2002. The Company has recorded a liability of $22,500 at December 31, 2002, in connection with its obligation to issue this additional 500,000 shares of common stock. The contract also allows for the issuance of up to an additional 3,500,000 shares of the Company's stock over the period of the contract based on the Company's future performance. Mr. Tang will earn 200,000 shares for each profitable calendar quarter plus one share for each dollar of net income for the quarter.

     The Company has entered into Employment Agreement with John Ruth. The Employment Agreement prohibits the executive from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that the Company will have the right to terminate any executive's employment, and that any executive will have the right at any time to terminate his employment with the Company under the Employment Agreements. The Company will provide an executive with the following benefits in the event of termination by the Company other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements): (I) a lump-sum payment in an amount of two months salary in effect on the date of termination and (II) other benefits are required.

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

Item  11.  Security  Ownership  of  Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 14, 2003, by (i) each director of the Company, (ii) each named executive officer in the Summary
Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

      Name of Director, Executive Officer              Beneficial Ownership(1)
      -----------------------------------              -----------------------
      or Shareholders Holding 5% or More,            Number of Shares(3)  Percent
      -----------------------------------            ----------------     -------

     Homer  O  &  Cynthia  A.  Cole  (2)
     937 S.W. 54th
     Oklahoma  City,  OK  73109                         4,659,275            30.28

     Dr.  S.F.  Hartley
     2201  Juanita  Lane
     Deer  Park,  TX  77536                             6,523,025            42.39

     Dyon Tang                                          2,092,500            13.60
     6140 Ridgemont Circle
     LaVerne, CA 91750

     John  L.  Ruth
     6201  S  E  56th  Street
     Oklahoma  City,  OK  73130                           450,200

     Albert  Fields
     603  Sandylane
     Laporte  TX  77571                                    16,250

     Franklin Tabor
     11838 Durette
     Houston, TX 77024                                      6,250

     Kenrick  Dennis
     11838 Durrette
     Houston, TX 77024                                     11,250

     All  directors  and  named  executive
       officers  as  a  group  (7  persons)             9,099,475           59.14

-----------------------

*     Less  than  one  percent.

     (1) Shares of Common Stock that are not outstanding but that can be acquired by a person upon exercise of an option within 60 days are included in computing the percentage for such person, but are not included in computing the percentage for any other person. Disclosures regarding "beneficial ownership" are made as that term is defined under federal securities laws.

     (2) Cynthia A. Cole is the registered owner of 196,275 shares and Homer O. Cole is the registered owner of 123,000 shares and Cynthia A. and Homer O. Cole are the registered owners of 4,700,000 shares. These shares are held in a voting trust controlled by Dr. S.F. Hartley. All of these shares are considered to be beneficially owned by Homer O. and Cynthia A. Cole.

     (3) Included in shares beneficially owned are outstanding stock options totaling 492,500 for the directors in total.

Compensation  Pursuant  to  Plans.

     The following table shows information relating to compensation plans approved by shareholders and not approved by shareholders as of the year ended December 31, 2002. .

                                                                                          Number of
                                           Number of                                     securities
                                        securities to be                             remaining available
                                          issued upon          Weighted-average      for future issuance
                                          exercise of         exercise price of          under equity
                                          outstanding            outstanding          compensation plans
                                       options, warrants      options, warrants               (1)
                                          and rights              and rights
                                       -----------------      ------------------     --------------------
Equity  compensation  plans
approved  by  shareholders                        -                   -                           -

Equity  compensation  plans
not  approved  by  shareholders:
  Stock Option Plan                         461,000                 .11                   1,653,750
  Employment Agreement                    1,500,000                 .00                   3,500,000
                                          ---------                                       ---------
  Total                                   1,961,000                                       5,153,750
                                          =========                                       =========

     Included in the above numbers are the shares issued and issuable under Mr. Tang's employment agreement. Under the agreement, he has earned 1.5 million shares of common stock and may earn up to 3.5 million additional shares based on specified performance criteria. See "Employment Contracts" below.

Item  12.  Certain  Relationships  and  Related  Transactions.

Transactions  with  Management  and  Others.

During the 4th quarter in 2000, the Company entered into an agreement with a shareholder, major supplier and member of the Board of Directors, whereby the shareholder would provide warehousing operations and obtain a $1 million line of credit with a third party vendor. Under the agreement, the Company purchased products from a third party vendor and sold those products to a subsidiary of the shareholder at cost and then repurchased products at a 4% mark-up from another subsidiary of the shareholder for resale. The Company had the option to purchase the warehouse operations for $500,000 and $1,000,000 of common stock at fair market value.

In the 3rd quarter of 2001, this shareholder and major supplier completed his one year term of service on the Board of Directors and elected not to serve on the Board for a further period. In January 2002 the subsidiary company from which the Company repurchased products ceased operations in Oklahoma. The parent company of this subsidiary (owned by the shareholder and major supplier) and the Company executed a novation to the their existing agreement, whereby the shareholder and major supplier's company assumed contractual responsibility for warehousing and store operations previously provided by the subsidiary company. Although the contractual responsibility of the shareholder and major supplier's company was to provide warehousing and store operations, effective with this novation, the Company assumed operational management of the warehouse and store operations.

On December 9, 2002, the Company entered into a settlement agreement with this supplier. Terms of this settlement call for the Company to pay $338,271 in settlement of notes and accounts payable totaling $959,990 resulting in a gain of $373,032 net of income tax effect of $248,687. The Company had purchases of $2,098,976 and $4,334,369 during the fiscal years ended December 31, 2002 and 2001 respectively from this supplier.

During 2001, a director of the Company exercised an option to purchase 342,500 shares of Company common stock for $37,675 in accordance with a stock option plan established in September 2001 (See Note 8).

During the quarter ended June 30, 2002, the Company borrowed $12,900 from a director of the Company. This note bears interest at a rate of 12%, with principal and interest due one year from the date of issuance. The interest rate on this note has been adjusted to 5.25%, effective January 1, 2003.

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

In September 2002, the Company's Board of Directors approved the appointment and employment agreement of a new Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Executive Officer was granted 1,000,000 shares of the Company's restricted common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense has been recognized in the Company's financial statements during the three and nine months ended September 30, 2002. In addition, the new Chief Executive Officer paid $140,000 to acquire another 1,000,000 shares of restricted common stock at a price of $0.14 per share. He also earned an additional 500,000 shares of common stock based on the performance of the Company during the fourth quarter of 2002. The Company has recorded a liability of $22,500 at December 31, 2002 in connection with its obligation to issue this additional 500,000 shares of common stock. The contract also allows for the issuance of up to an additional 3,500,000 shares of the Companies stock over the period of the contract based on certain performance criteria.

On August 31, 2002, the Company's Board of Directors authorized the issuance of 1,500,000 shares of restricted common stock, which is being held in escrow, to the Chairman of the Board as reimbursement for various expenses and costs associated with the Chairman's responsibilities to tend to certain business issues of the Company. As a result of this transaction, $210,000 of general and administrative expenses were recognized in the Company's financial statements during the three and nine months ended September 30, 2002. Subsequent to September 30, 2002, the amount of shares authorized for issuance was adjusted to 350,000. Accordingly, the expense recognized as of September 30, 2002, was adjusted to $49,000 as of December 31, 2002.

In October 2002, the Company entered into an agreement with a company owned and controlled by a shareholder/officer. The agreement stipulates that this affiliate will provide inventory to the Company's various retail operations on a just-in-time basis, and perform other administrative duties related to inventory. In accordance with this agreement, this affiliate also agreed to provide the Company with a credit line of $250,000 for inventory purchases. In exchange for these duties, the Company has agreed to pay 4% over the affiliates cost of inventory on all purchases. This agreement will continue until cancelled by either party by 90 days written notice. Purchases of inventory from this affiliate during the year ended December 31, 2002 totaled approximately $1,335,406. Additionally, the financial statements include accounts payable to this affiliate of $291,644 at December 31, 2002.

In December 2002, in connection with the settlement transaction discussed above, a shareholder/officer of the Company loaned the Company $338,272 (see Note 5), the proceeds of which were used in connection with the settlement of the agreement between the Company and its former major supplier.

Transactions  with  Promoters.

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

Item  13.  Exhibits  and  Reports  on  Form  8-K.*

     Reports on Form 8-K Current Report on Form 8-K filed on December 12, 2002, related to the execution of a settlement agreement with a major supplier.

Exhibits*

    31.1              Rule  13a-14(a)  Certifications
    32.1              Section  1350  Certification

Item  14.  Controls  and  Procedures.

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiary, were made known to them in their capacities as executive officers, particularly during the period that this report was prepared. These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this Report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered. and have reported this conclusion to our auditors. In conducting their evaluation of our internal controls, these executive officers did not discover  any  fraud  that  involved  management  or  other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                    Cole  Computer  Corporation

April  15,  2003                    By:/s/  Dyon  Tang
                                       Dyon Tang
                                       Chief  Executive  Officer

                                    By:/s/  Lyndel  Lackey
                                       Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                        Title                              Date
       ----                        -----                              ----
/s/ S. F. Hartley       Chairman of the Board of Directors     April  15,  2003

/s/ Dyon Tang           Chief Executive Officer and
                          a Director                           April  15,  2003

/s/ John L. Ruth        President and a Director               April  15,  2003

/s/ Albert Field        Director                               April  15,  2003

/s/ Kenrick Dennis      Director                               April  15,  2003

/s/ Franklin Tabor      Director                               April  15,  2003

                                                                    Exhibit 31.1

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
                OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED


I,  Dyon  Tang,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Cole Computer Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

         (b)   evaluated  the   effectiveness  of  the  registrant's  disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/Dyon  Tang
Date:  April  15,  2003                  ---------------------------------------
                                          Dyon  Tang,  Chief  Executive  Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
                OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED


I,  Lyndel  Lackey,  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Cole Computer
Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses



                                          /s/Lyndel  Lackey
Date:  April  15,  2003                  --------------------------------------
                                          Lyndel  Lackey,  Chief  Financial
                                            Officer

                                                                    Exhibit 32.1


                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

     For the Annual Report of Cole Computer Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

          (i)  the  Report fully complies with the requirements of Section 13(a)
               or 15(d)  of  the  Securities  Exchange  Act  of  1934,  and
         (ii)  the  information contained  in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

Dated:  April  15,  2003

                                       /s/  Dyon  Tang
                                       Chief  Executive  Officer

                                       /s/  Lyndel  Lackey
                                       Chief  Financial  Officer

A signed original of this written statement required by Section 906 has been provided to Cole Computer Corporation and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

[This Section 906 certification accompanies the Report, but is not "filed" as part of the Report.]