Form 10QSB
period 2003-03-31
COLE COMPUTER CORP
filed 2003-05-15
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-23819


                            COLE COMPUTER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 76-0547762
                                -----------------
         (State or other jurisdiction)(IRS Employer Identification No.)

              5577 N.W. Expressway, Oklahoma City, Oklahoma 73132
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 721-7600
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
                -------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2003 19,387,400 shares of, Common Stock of the issuer were outstanding, 4,000,000 of which were held in treasury by Cole Computer Corporation.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [x]

                            COLE COMPUTER CORPORATION
                                  FORM 10-QSB

                                      INDEX

                         Part I - Financial Information

Item 1.     Financial Statements                                              1

Item 2.     Management's  Discussion  and  Analysis
              or  Plan  of  Operation                                         6

Item 3:     Controls and Procedures                                           7





                          Part II - Other Information


Item 6:     Exhibits and Reports on Form 8-K                                  8

            Signatures                                                        8

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                 March 31, 2003

                                     ASSETS

Current  assets:
     Cash                                                          $     52,810
     Accounts receivable - trade,  net  of  allowance  for
          doubtful  accounts  of  $5,000                                 65,331
     Accounts  receivable  -  other                                      16,287
     Product  warranty  receivable                                       66,285
     Inventory                                                          330,742
     Prepaid  expenses                                                   60,306
                                                                   ------------
          Total  current  assets                                        591,761
                                                                   ------------

Property and equipment, less accumulated depreciation
  of  $318,700                                                          200,709
                                                                   ------------

          Total  Assets                                            $    792,470
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
     Notes  payable                                                $    102,900
     Current portion of long-term debt and capital lease
          obligations                                                    81,675
     Accounts  payable  -  affiliate                                    353,234
     Accounts  payable  -  other                                        136,560
     Accrued  expenses                                                  143,163
                                                                   ------------
          Total  Current  Liabilities                                   817,532
                                                                   ------------

Long-term  debt
     Note  payable  to  affiliate                                       338,272
     Long-term  debt  and  capital  lease  obligations
          net  of  current  portion  shown  above                        61,508
                                                                   ------------

                                                                        399,780
                                                                   ------------

          Total  Liabilities                                          1,217,312
                                                                   ------------

Commitments  and  Contingencies                                               -

Stockholders'  Equity  (Deficit):
     10%  cumulative  preferred  stock,  $100  par
       value,  10,000,000  shares  authorized,
       0  shares  issued  and  outstanding                                    -

     Preferred  stock,  no  par  value,  10,000,000
       shares  authorized,  0  shares  issued  and
       outstanding                                                            -

     Common  stock,  $.001  par  value,  80,000,000
       shares  authorized,  19,387,400
       shares  issued  and  outstanding                                  19,387
     Paid  in  capital                                                2,828,321
     Deficit                                                         (3,268,550)
     Less:  treasury  stock,  4,000,000  shares at cost                  (4,000)
                                                                   ------------
         Total  Stockholders'  (Deficit)                               (424,842)
                                                                   ------------

Total  Liabilities  and  Stockholders'  Equity  (Deficit)          $    792,470
                                                                   ============

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                          STATEMENTS OF INCOME (LOSS)
               For the Three Months Ended March 31, 2003 and 2002


                                                          2003          2002
                                                      -----------   -----------
REVENUES                                              $ 1,641,334   $ 2,787,695

COST  OF  SALES                                         1,341,318     2,247,025
                                                      -----------   -----------

     GROSS  MARGIN                                        300,016       540,670
                                                      -----------   -----------

Costs  and  expenses:
     Selling  expenses                                    266,030       383,463
     General  and  administrative                         187,751       148,823
     Interest  expense                                     10,659         7,293
                                                      -----------   -----------

          Total  expenses                                 464,440       539,579
                                                      -----------   -----------

          Income  (loss)  before  income  taxes          (164,424)        1,091
                                                      -----------   -----------

Income  tax  expense  (benefit):
     Income  tax  expense                                       -         3,354
     Income  tax  (benefit)                                     -        (3,354)

                                                                -             -
                                                      -----------   -----------

Net  income  (loss)                                   $  (164,424)  $     1,091
                                                      ===========   ===========
Earnings  per  share:

     Basic  and  diluted  income  (loss)              $     (0.01)  $         -
                                                      ===========   ===========

     Weighted  average  shares  outstanding            19,387,400    15,962,400
                                                      ===========   ===========

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002


                                                          2003          2002
                                                      -----------   -----------
Cash  Flows  from  Operating  Activities:
     Net income (loss)                                $  (164,424)  $     1,091
     Adjustments to reconcile net income to net
          cash (used in) operating activities:
               Depreciation                                22,936        24,367
               Provision for bad debts                          -         2,500
     Change in cash from operating assets and
     liabilities:
               Accounts receivable-trade                   40,469        27,535
               Accounts receivable-affiliate                    -        12,340
               Accounts receivable-other                   (1,002)      (24,975)
               Product warranty receivable                (20,310)       23,347
               Inventory                                   29,897        15,044
               Other current assets                       (13,031)         (432)
               Accounts payable                             1,910      (660,554)
               Accounts payable-affiliate                  61,590       (34,178)
               Accrued expenses                            (9,380)      (13,521)
                                                      -----------   -----------

Net cash (used in) operating activities                   (51,345)     (627,436)
                                                      -----------   -----------

Cash  Flows  from  Investing  Activities:
     Purchase of equipment                                 (4,784)       (5,302)
                                                      -----------   -----------

Net cash (used in) investing activities                    (4,784)       (5,302)
                                                      -----------   -----------

Cash  Flows  from  Financing  Activities:
     Proceeds from notes payable-affiliate                      -       300,000
     Principal payments on notes and capital
       leases payable                                     (37,279)       (5,929)
                                                      -----------   -----------

Net cash provided by (used in) financing activities       (37,279)      294,071
                                                      -----------   -----------

Net change in cash                                        (93,408)     (338,667)

CASH, beginning of period                                 146,218       464,107
                                                      -----------   -----------

CASH, end of period                                   $    52,810   $   125,440
                                                      ===========   ===========

Supplemental Disclosures of Cash Flow Information:
     Interest  paid                                   $     6,111   $     5,293


            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)


NOTE  1  -  PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of March 31, 2003, and related statements of operations and cash flows for the interim periods ended March 31, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2002, Form 10-KSB.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements were prepared assuming the Company is a going concern. For the three months ended March 31, 2003, the Company incurred a loss of ($164,424), had a working capital deficit of ($225,771), and had a deficit net worth of ($424,842) as of March 31, 2003. This gives substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE  3  -  RETAIL  STORES  -  CLOSINGS  AND  AGREEMENTS

Late in the first quarter of 2003, the Company closed three under-performing stores. Inventory and certain depreciable assets were removed from the stores and transferred to other remaining stores.

Effective April 1, 2003, the Company entered into a contractual agreement with the owner of two retail stores which had previously been jointly operated by the Company and this owner. In accordance with the terms of this agreement, the Company is to provide the owner with $20,000 of inventory. In addition, the Company will receive a commission of 8% of the retail sales price of inventory sold. Any inventory purchased by the owner in excess of $20,000 will have terms of net five days.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Related  Supplier
-----------------

The Company purchases inventory from an entity controlled by a member of management and the board of directors. Purchases of inventory from this entity during the three months ended March 31, 2003 totaled approximately $1,212,163. Additionally, the financial statements include accounts payable to this entity of $353,234 at March 31, 2003.

The supply agreement stipulates that this entity will provide inventory to the Company's various retail operations on a just-in-time basis, and perform other administrative duties related to inventory. In accordance with this agreement, this entity also agrees to provide the Company with a credit line of $250,000 for inventory purchases. In exchange for these duties, the Company has agreed to pay a fixed rate over the entity's cost of inventory on all purchases. This agreement will continue until cancelled by either party by 90 day written notice.

Common  Stock
-------------

Included in accrued liabilities is an amount of $22,500 attributable to the compensation provisions of the executive contract between the Company and the chief executive officer. This amount is due to the accrual of the compensation amount for 500,000 shares of common stock that are issuable under a provision related to profitability for the fourth quarter of 2002. As of March 31, 2003, these shares have not been issued.

Note  5  -  Common  Stock  Options

As of March 31, 2003, the Company has a stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the three months ended March 31, 2003 and 2002 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased the pro forma amount shown below for the three months ended March 31, 2003 and 2002.

                                                           For the Three  Months
                                                             Ended  March  31,
                                                           --------------------
                                                              2003       2002
                                                           ----------  --------
Net  earnings (loss) applicable to stockholders            $(164,424)  $  1,091

Deduct:  Total stock-based compensation expense
  determined under fair value based method for
  all  awards,  net  of related tax effects                   (3,341)    (4,197)
                                                           ---------   --------
Pro  forma  net  earnings  (loss)                          $(167,765)  $ (3,106)
                                                           =========   ========

                                                           For the Three  Months
                                                             Ended  March  31,
                                                           --------------------
                                                              2003       2002
                                                           ----------  --------
Earnings  per  share:
  Basic  -  as  reported                                   $   (0.01)  $   0.00
                                                           =========   ========
  Basic  -  pro  forma                                     $   (0.01)  $   0.00
                                                           =========   ========

  Diluted  -  as  reported                                 $   (0.01)  $   0.00
                                                           =========   ========

  Diluted  -  pro  forma                                   $   (0.01)  $   0.00
                                                           =========   ========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 3.74%; no dividend yield; volatility of 60%; and expected life of five years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The Company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate. The effects of applying SFAS 123 in the pro forma are not indicative of future amounts.

The Company established a stock option plan effective September 1, 2001, which allows current (and certain former) employees, officers and directors of the Company to acquire shares of the Company's authorized common stock. The plan offers participants an option to purchase shares of the Company common stock at a fixed price of $.11 per share for a period of five years from the inception of the plan. The number of shares available to each individual is determined by the length of service to and position with the Company, including service with the Company's predecessor company, ESCI, up to the date of the plan. The Board of Directors, upon giving 90 days notice, reserves the right to modify or discontinue the plan based upon business necessity.

Item  2.  Management's  Discussion  &  Analysis

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-QSB as amended. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reford Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability,
(ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company's strategy for improving and funding its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Important factors may include, but are not limited to: the risk of intense competition by much larger companies, the inability of the Company to insure adequate capital resources, limited sources for inventory, as well as general market conditions, labor and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

                                QUARTERLY RESULTS

Revenues for the three months ended March 31, 2003, decreased by $1,146,361 or 41% to $1,641,334 from $2,787,695 for the corresponding period of the prior year due primarily to sales softness, economic conditions in the personal computing industry, competitive factors, pricing pressures, war issues, company lay offs, the closing of three retail outlets, and unavailable inventory.

The Company experienced a decrease in the cost of sales for the three months ended March 31, 2003, of $905,707 or a 40% decrease from $2,247,025 to $1,341,318. Management attributes the decrease in cost of sales for the three months ended March 31, 2003, to the decrease in retail sales for reasons previously stated.

Selling expenses for the three months ended March 31, 2003, decreased by $117,433 or 31% to $266,030 from $383,463 for the corresponding period of the prior year. The decrease is primarily attributable to a decrease in advertising expenses. Reduction in wages also contributed significantly to this decrease, primarily due to the closings of three retail stores.

General and administrative expenses for the three months ended March 31, 2003, increased by $38,928 or 26% to $187,751 from $148,823 for the corresponding period of the prior year. An increase in legal fees, wage costs associated with a labor dispute, costs associated with the closing of three retail outlets, and costs associated with the reduction of the workforce all contributed to the increase in general and administrative expenses for the quarter.

For the three months ended March 31, 2003, the Company experienced a net loss of ($164,424) compared to a net profit of $1,091 for the corresponding period of the prior year for reasons enumerated above. Late in the quarter, the Company closed three underperforming retail locations in Edmond, Oklahoma, Norman, Oklahoma, and Springdale, Arkansas. These closings led to a reduction in revenue, however, the savings associated with these closings will not be realized until the second quarter of 2003.

DIT Incorporated, through the Cole/DIT agreement, is the major supplier of product to Cole. DIT is providing a just-in-time/warehouse operation dedicated to Cole, with pricing at average cost of products to DIT. This should continue to reduce administrative costs through more efficient operations and lead to improved profitability in the future.

During the previous year, management announced that the Company would continue its efforts to increase sales through continued training of sales personnel, providing quality products and continued emphasis on reducing overhead. The Company has accomplished much of this and will continue to do so. The aforementioned changes are continuing examples of the Company's commitment to attaining and sustaining profitability. The Company intends to continue an aggressive value pricing strategy while evaluating our competition to maximize profit margins.

             FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company's products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence. Cole has encountered aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support.

Further, Cole may have to continue to lower the prices of many of our products, services and support to stay competitive, while at the same time trying to maintain or improve revenue and gross margins. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and any investors should not use historical trends to anticipate results or trends in future periods.


Item  3.  Controls  and  Procedures


Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, were made known to them in their capacities as executive officers, particularly during the period that this report was prepared. These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this Report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors. In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

PART  II  -  OTHER  INFORMATION


ITEM  6:  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     Exhibit  No.     Description  of  Exhibit
     31.1             Rule  13a-14(a)  Certifications
     32.1             Section  1350  Certification

(b)  Reports  on  Form  8-K

     None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION
Date:  May  15,  2003

                                            By:/s/John  Ruth
                                               ---------------------------------
                                               John  Ruth
                                               President

Exhibit  31.1


                                  CERTIFICATION
                           PURSUANT  TO  SECTION  13a-14
                OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  AS  AMENDED


I  Dyon  Tang  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cole Computer Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

          (b)  evaluated  the  effectiveness  of   the  registrant's  disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


                                          /s/Dyon  Tang
Date:  May  15,  2003                     --------------------------------------
                                          Dyon  Tang,  Chief  Executive  Officer

Exhibit  31.1

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
                OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED


I  Lyndel  Lackey  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cole Computer Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


                                          /s/Lyndel  Lackey
Date:  May  15,  2003                     --------------------------------------
                                          Lyndel  Lackey,  Chief  Financial
                                            Officer

Exhibit  32.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

     For the Quarterly Report of Cole Computer Corporation (the "Company")on Form 10-QSB for the period ending March 31, 2003, (the "Report"), the undersigned
Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

(i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


Dated:  May  15,  2003


/s/Dyon  Tang
--------------------------------------
Dyon  Tang,  Chief  Executive  Officer



/s/Lyndel  Lackey
------------------------------------------
Lyndel  Lackey,  Chief  Financial  Officer

A signed original of this written statement required by Section 906 has been provided to Cole Computer Corporation and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

[This Section 906 certification accompanies the Report, but is not "filed" as part of the
Report.]