Form 10QSB
period 2003-06-30
COLE COMPUTER CORP
filed 2003-08-19
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

As of June 30, 2003 19,387,400 shares of, Common Stock of the issuer were outstanding, 4,000,000 of which were held in treasury by Cole Computer Corporation.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                            COLE COMPUTER CORPORATION
                                  FORM 10-QSB

                                     INDEX

                         Part I - Financial Information

Item 1.     Financial Statements (Unaudited)                                   1

Item 2.     Management's  Discussion  and  Analysis                            8


Item 3:     Controls and Procedures                                           10





                          Part II - Other Information


Item 6:     Exhibits and Reports on Form 8-K                                  11

            Signatures                                                        11

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                  June 30, 2003
                                    Unaudited

                                     ASSETS

Current  assets:
  Cash                                                             $     88,073
  Accounts  receivable  -  trade,  net  of  allowance  for
    doubtful  accounts  of  $5,000                                       73,202
  Accounts  receivable  -  other                                         19,345
  Product  warranty receivable, net of allowance of $22,000              15,918
  Inventory                                                             262,944
  Prepaid  expenses                                                      38,072
                                                                   ------------
      Total  current  assets                                            497,554
                                                                   ------------

Property  and  equipment,  less  accumulated
  depreciation  of  $317,634                                            175,771
                                                                   ------------

Other  assets:
  Deposits                                                                  400
                                                                   ------------

      Total  other  assets                                                  400
                                                                   ------------

      Total  Assets                                                $    673,725
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
  Notes  payable                                                   $    102,900
  Current  portion  of  long-term  debt  and  capital  lease
    obligations                                                          72,523
  Accounts  payable  -  affiliate                                       486,344
  Accounts  payable  -  other                                            90,243
  Accrued  expenses                                                     123,851
                                                                   ------------

          Total  Current  Liabilities                                   875,861
                                                                   ------------

Long-term  debt:
  Note  payable  to  affiliate                                          338,272
  Long-term  debt  and  capital  lease  obligations,
    net  of  current  portion  shown  above                              51,003
                                                                   ------------

                                                                        389,275
                                                                   ------------

      Total  Liabilities                                              1,265,136
                                                                   ------------

Commitments  and  Contingencies

Stockholders'  Equity  (Deficit):
  10%  cumulative  preferred  stock,  $100  par
    value,  10,000,000  shares  authorized,
    0  shares  issued  and  outstanding                                       -

  Preferred  stock,  no  par  value,  10,000,000
    shares  authorized,  0  shares  issued  and
    outstanding                                                               -

  Common  stock,  $.001  par  value,  80,000,000
    shares  authorized,  19,387,400
    shares  issued  and  outstanding                                     19,387
  Paid  in  capital                                                   2,828,321
  Deficit                                                            (3,435,119)
  Less:  treasury  stock,  4,000,000  shares at cost                     (4,000)
                                                                   ------------

      Total  Stockholders'  (Deficit)                                  (591,411)
                                                                   ------------

Total  Liabilities  and  Stockholders'  Equity  (Deficit)          $    673,725
                                                                   ============


            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                          STATEMENTS OF INCOME (LOSS)
        For the Three Months and Six Months Ended June 30, 2003 and 2002
                                    Unaudited

                              Three Months Ended           Six Months Ended
                              2003          2002          2003          2002
                         ------------   -----------   -----------   -----------
REVENUES                 $    974,599   $ 1,950,105   $ 2,615,933   $ 4,737,802

COST  OF  SALES               818,770     1,552,797     2,160,088     3,799,825
                         ------------   -----------   -----------   -----------

      GROSS  MARGIN           155,829       397,308       455,845       937,977
                         ------------   -----------   -----------   -----------

Costs  and  expenses:
  Selling  expenses           200,102       325,662       466,131       709,125
  General and
    administrative            110,975       208,632       298,727       357,455
  Interest  expense            11,321        16,094        21,980        23,387
                         ------------   -----------    ----------   -----------

      Total  expenses         322,398       550,388       786,838     1,089,967
                         ------------   -----------    ----------   -----------

Income  (loss)  before
  income  taxes              (166,569)     (153,080)     (330,993)     (151,990)
                         ------------   -----------    ----------   -----------

Income tax expense
  (benefit):
  Income  tax  expense              -             -             -             -
  Income  tax  (benefit)            -             -             -             -
                         ------------   -----------   -----------   -----------

                                    -             -             -             -
                         ------------   -----------   -----------   -----------

Net  income  (loss)      $   (166,569)  $  (153,080)  $  (330,993)  $  (151,990)
                         ============   ===========   ===========   ===========

Earnings  per  share:

  Basic  and  diluted
    income  (loss)       $      (0.01)  $     (0.01)  $     (0.02)  $     (0.01)
                         ============   ===========   ===========   ===========

Weighted  average
  shares  outstanding      19,387,400    16,037,400    19,387,400    15,999,900
                         ============   ===========   ===========   ===========

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2003 and 2002
                                    Unaudited


                                                         2003          2002
                                                      -----------   -----------
Cash  Flows  from  Operating  Activities:
  Net income (loss)                                   $ (330,993)   $ (151,990)
  Adjustments  to  reconcile  net  income  to  net
    cash  (used  in)  operating  activities:
    Depreciation                                          46,071        48,810
    Provision for bad debts                               22,000         5,000
    Stock issued for compensation                              -        14,500
    Stock issued for services                                  -         7,250
  Change  in  cash  from  operating  assets
    and  liabilities:
    Accounts receivable-trade                             32,598        16,696
    Accounts receivable-affiliate                              -        21,625
    Accounts receivable-other                             (4,060)       35,507
    Product warranty receivable                            8,057       (12,668)
    Inventory                                             97,695       278,797
    Other current assets                                   9,203         2,012
    Accounts payable                                     (44,407)     (880,890)
    Accounts payable-affiliate                           194,700       (68,043)
    Accrued expenses                                     (28,692)      (26,658)
                                                      ----------    ----------
Net cash provided by (used in) operating activities        2,172      (710,052)
                                                      ----------    ----------

Cash  Flows  from  Investing  Activities:
  Purchase of equipment                                   (2,981)       (7,547)
  Payment  for  deposits                                    (400)            -
                                                      ----------    ----------

Net cash (used in) investing activities                   (3,381)       (7,547)
                                                      ----------    ----------

Cash  Flows  from  Financing  Activities:
  Proceeds from notes payable-affiliate                        -       300,000
  Proceeds of loan from director                               -        12,900
  Principal  payments  on  notes and
    capital leases payable                               (56,936)      (19,413)
                                                      ----------    ----------

Net cash provided by (used in) financing activities      (56,936)      293,487
                                                      ----------    ----------

Net change in cash                                       (58,145)     (424,112)

CASH, beginning of period                                146,218       464,107
                                                      ----------    ----------

CASH, end of period                                   $   88,073    $   39,995
                                                      ==========    ==========

Supplemental  Disclosures  of  Cash
  Flow  Information:
    Interest  paid                                    $   20,439    $   23,387


            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                  (Unaudited)

NOTE  1  -  PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of June 30, 2003, and related statements of operations and cash flows for the interim periods ended June 30, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2002, Form 10-KSB.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements were prepared assuming the Company is a going concern. For the three and six months ended June 30, 2003, the Company incurred losses of $(166,569) and $(330,993) respectively, had a working capital deficit of $(378,307), and had a deficit net worth of $(591,411) as of June 30, 2003. This gives substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Effective April 1, 2003, the Company entered into a contractual agreement with the owner of two retail stores which had previously been jointly operated by the Company and this owner. In accordance with the terms of this agreement, the Company is providing the owner with $20,000 of inventory per store. In addition, the Company receives a commission of 8% of the retail sales price of inventory sold. Any inventory purchased by the owner in excess of $20,000 will have terms of net five days.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Related  Supplier
-----------------

The Company purchases inventory from an entity controlled by a member of management and the board of directors. Purchases of inventory from this entity during the three months and six months ended June 30, 2003 totaled approximately $619,071 and $1,831,235, respectively. Additionally, the financial statements include accounts payable to this entity of $486,344 at June 30, 2003.

The supply agreement stipulates that this entity will provide inventory to the Company's various retail operations on a just-in-time basis, and perform other administrative duties related to inventory. In accordance with this agreement, this entity also agrees to provide the Company with a credit line of $250,000 for inventory purchases which is included in the $486,344 accounts payable due that entity. In exchange for these duties, the Company has agreed to pay a fixed rate over the entity's cost of inventory on all purchases. This agreement will continue until cancelled by either party by 90 day written notice.

Common  Stock
-------------

Included in accrued liabilities is an amount of $22,500 attributable to the compensation provisions of the executive contract between the Company and the chief executive officer. This amount is due to the accrual of the compensation amount for 500,000 shares of common stock that are issuable under a provision related to profitability for the fourth quarter of 2002. As of June 30, 2003, these shares have not been issued.

Note  5  -  COMMON  STOCK  OPTIONS

As of June 30, 2003, the Company has a stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the three months and six months ended June 30, 2003 and 2002 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased the pro forma amounts shown below for the three months and six months ended June 30, 2003 and 2002.

                                       3  Months  Ended      6  Months  Ended
                                           June  30              June  30
                                  ----------------------  ----------------------
                                      2003       2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net earnings (loss) applicable
  to  shareholders                $(166,569)  $(153,080)  $(330,993)  $(151,990)

Deduct:  Total  stock-based
  compensation  expense
  determined under fair value
  based method for all awards,
  net of related tax effects         (2,265)     (1,328)     (4,530)     (2,655)
                                  ---------   ---------   ---------   ---------
Pro forma net earnings (loss)     $(168,834)  $(154,408)  $(335,523)  $(154,645)
                                  =========   =========   =========   =========

Earnings  per  share:
  Basic-as  reported              $   (0.01)  $   (0.01)  $   (0.02)  $   (0.01)
                                  =========   =========   =========   =========

  Basic-pro  forma                $   (0.01)  $   (0.01)  $    (0.02) $   (0.01)
                                  =========   =========   ==========  =========

  Diluted-as  reported            $   (0.01)  $   (0.01)  $    (0.02) $   (0.01)
                                  =========   =========   ==========  =========

  Diluted-pro  forma              $   (0.01)  $   (0.01)  $    (0.02) $   (0.01)
                                  =========   =========   ==========  =========


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

The Company established a stock option plan effective September 1, 2001, which allows current (and certain former) employees, officers and directors of the Company to acquire shares of the Company's authorized common stock. The plan offers participants an option to purchase shares of the Company common stock at a fixed price of $.11 per share for a period of five years from the date the options are granted the plan. The number of shares available to each individual is determined by the length of service to and position with the Company, including service with the Company's predecessor company, ESCI, up to the date of the plan. The Board of Directors, upon giving 90 days notice, reserves the right to modify or discontinue the plan based upon business necessity.

Item  2.  Management's  Discussion  &  Analysis

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-QSB. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company's strategy for improving and funding its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

                       QUARTERLY AND YEAR-TO-DATE RESULTS

Revenues for the three months ended June 30, 2003, decreased by $975,506 or 50% to $974,599 from $1,950,105 for the corresponding period of the prior year due primarily to sales softness, economic conditions in the personal computing industry, competitive factors, pricing pressures, war issues, company lay offs, the closing or restructuring of five retail outlets, and unavailable inventory. For the six months ended June 30, 2003, revenues decreased
$2,121,869,  or  45%,  to  $2,615,983  from  $4,737,802 due to the same reasons.

The Company experienced a decrease in the cost of sales for the three months ended June 30, 2003, of $734,027 or a 47% decrease from $1,552,797 to
$818,770. Management attributes the decrease in cost of sales for the three months ended June 30, 2003, to the decrease in retail sales for reasons previously stated. For the six months ended June 30, 2003 cost of sales decreased $1,639,737, or 43%, to $2,160,088 from $3,799,825, due to reasons previously  stated.

Selling expenses for the three months ended June 30, 2003, decreased by $125,560 or 39% to $200,102 from $325,662 for the corresponding period of the prior year. The decrease is primarily attributable to a decrease in advertising, outside services, and contract labor expenses, due to cost reduction measures. Reduction in wages, rent, and utilities also contributed significantly to this decrease, primarily due to the closing or restructuring of five retail stores. For the six months ended June 30, 2003, selling expenses decreased $242,994, or 34%, from $709,125 to $466,131, due principally to the same reasons.

General and administrative expenses for the three months ended June 30, 2003, decreased by $97,657 or 47% to $110,975 from $208,632 for the corresponding period of the prior year. A decrease in legal fees, travel costs, telephone costs , and costs associated with the reduction of the workforce all contributed to the decrease in general and administrative expenses for the quarter. For the six months ended June 30, 2003, general administrative costs decreased $58,728, or 16%, from $357,455 to $298,727 due to the same factors that impacted the quarter ended June 30, 2003.

For the three months ended June 30, 2003, the Company experienced a net loss of $(166,569) compared to a net loss of $(153,080) for the corresponding period of the prior year for reasons enumerated above. For the six months ended June 30, 2003, the Company experienced a net loss of $(330,993), compared to a net loss of $(151,990) for the corresponding period of the previous year. Late in the first quarter, the Company closed three underperforming retail locations in Edmond, Oklahoma, Norman, Oklahoma, and Springdale, Arkansas. These closings led to a reduction in revenue, and any savings associated with these closings was realized in the second quarter of 2003.

DIT Incorporated, through the Cole/DIT agreement, is the major supplier of product to Cole. DIT is providing a just-in-time/warehouse operation dedicated to Cole, with pricing at average cost of products to DIT. This should continue to reduce administrative costs through more efficient operations and lead to potential profitability in the future.

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

             FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company's products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence. The Company has encountered aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support.

Further, the Company may have to continue to lower the prices of many of our products,services and support to stay competitive, while at the same time trying to maintain or improve revenue and gross margins. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and any investors should not use historical trends to anticipate results or trends in future periods.


Item  3.  -  Controls  and  Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION


ITEM  6:  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     Exhibit  No.     Description  of  Exhibit
     31               Rule  13a-14(a)  Certification
     31.1             Rule  13a-14(a)  Certification
     32               Section  1350  Certification

(b)  Reports  on  Form  8-K

     None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION
Date:  August  19,  2003

                                            By:/s/John  Ruth
                                               ---------------------------------
                                               John  Ruth
                                               President