Form 10QSB
period 2003-09-30
COLE COMPUTER CORP
filed 2003-11-19
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

As of September 30, 2003 19,387,400 shares of, Common Stock of the issuer were outstanding, 4,000,000 of which were held in treasury by Cole Computer Corporation.

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

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                               September 30, 2003
                                  (UNAUDITED)

                                     ASSETS

Current  assets:
  Cash                                                             $     42,022
  Accounts  receivable  -  trade,  net  of  allowance  for
    doubtful  accounts  of  $4,941                                       60,302
  Accounts  receivable  -  other                                         17,700
  Product  warranty  receivable                                          20,647
  Inventory                                                             166,716
  Prepaid  expenses                                                      86,130
                                                                   ------------
        Total  current  assets                                          393,517
                                                                   ------------

Property  and  equipment,  less  accumulated  depreciation
  of  $284,226                                                          159,388
                                                                   ------------

Other  assets:
  Deposits                                                                  600
                                                                   ------------

        Total  other  assets                                                600
                                                                   ------------

        Total  Assets                                              $    553,505
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
  Notes  payable                                                   $    102,900
  Current  portion  of  long-term  debt  and  capital  lease
    obligations                                                          68,363
  Accounts  payable  -  trade                                           147,100
  Accounts  payable  -  other                                             1,185
  Accrued  expenses                                                     114,171
                                                                   ------------
        Total  Current  Liabilities                                     433,719
                                                                   ------------

Long-term  debt:
  Notes  payable  to  affiliates                                        752,788
  Long-term  debt  and  capital  lease  obligations,
    net  of  current  portion  shown  above                              52,156
                                                                   ------------

                                                                        804,944
                                                                   ------------

        Total  Liabilities                                            1,238,663
                                                                   ------------

Commitments  and  Contingencies

Stockholders'  Equity  (Deficit):
  10%  cumulative  preferred  stock,  $100  par
  value,  10,000,000  shares  authorized,
  0  shares  issued  and  outstanding                                         -

  Preferred  stock,  no  par  value,  10,000,000
    shares  authorized,  0  shares  issued  and
    outstanding                                                               -

  Common  stock,  $.001  par  value,  80,000,000
    shares  authorized,  19,387,400
    shares  issued  and  outstanding                                     19,387
  Paid  in  capital                                                   2,828,321
  Deficit                                                            (3,528,866)
  Less:  treasury  stock,  4,000,000  shares at cost                     (4,000)
                                                                   ------------

        Total  Stockholders'  (Deficit)                                (685,158)
                                                                   ------------

Total  Liabilities  and  Stockholders'  Equity  (Deficit)          $    553,505
                                                                   ============

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                  (UNAUDITED)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  2003         2002        2003         2002
                               ---------  -----------  -----------  -----------
REVENUES                       $ 875,619  $ 2,137,949  $ 3,491,218  $ 7,193,275

COST  OF  SALES                  686,798    1,755,257    2,846,886    5,872,606
                               ---------  -----------  -----------  -----------

    GROSS  MARGIN                188,821      382,692      644,332    1,320,669
                               ---------  -----------  -----------  -----------

Costs  and  expenses:
    Selling  expenses            177,663      281,921      689,554      991,046
    General and administrative    92,322      610,258      344,956      967,713
    Interest  expense             12,583       17,845       34,562       41,232
                               ---------  -----------  -----------  -----------

      Total  expenses            282,568      910,024    1,069,072    1,999,991
                               ---------  -----------  -----------  -----------

       Income (loss) before
         income  taxes           (93,747)    (527,332)    (424,740)    (679,322)
                               ---------  -----------  -----------  -----------

Income tax expense (benefit):
    Income  tax  expense               -            -            -            -
    Income  tax  (benefit)             -            -            -            -
                               ---------  -----------  -----------  -----------

                                       -            -            -            -
                               ---------  -----------  -----------  -----------

Net  income  (loss)            $ (93,747) $  (527,332) $  (424,740) $  (679,322)
                               =========  ===========  ===========  ===========

Earnings  per  share:

    Basic  and  diluted
      income  (loss)           $   (0.00) $     (0.03) $     (0.02) $     (0.04)

    Weighted  average
      shares  outstanding      19,387,400  17,104,067   19,387,400   16,371,659
                               ==========  ==========   ==========  ===========

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                  (UNAUDITED)

                                                          2003          2002
                                                       -----------   -----------
Cash  Flows  from  Operating  Activities:
     Net (loss)                                        $ (424,740)   $ (679,322)
     Adjustments to reconcile net loss to net
       cash  (used  in)  operating  activities:
       Depreciation                                        68,520        71,358
       Provision for bad debts                             22,000         7,500
       Gain/loss  on disposition of assets                  5,786             -
       Stock issued for compensation                            -       154,500
       Stock issued for services                                -         7,250
       Stock issued for expenses                                -       210,000
       Equipment impairment                                     -        12,206
     Change in cash from operating assets and
       liabilities:
       Accounts receivable-trade                           45,498        20,443
       Accounts receivable-affiliate                            -        77,342
       Accounts receivable-other                           (2,415)        8,459
       Product warranty receivable                          3,328        33,367
       Inventory                                          193,923       277,231
       Other current assets                               (38,855)       (9,482)
       Accounts payable-trade                              12,450      (192,069)
       Accounts payable-affiliate                        (291,644)     (593,332)
       Accounts payable-other                               1,185             -
       Accrued expenses                                   (38,372)      (16,576)
                                                       ----------    ----------

Net cash (used in) operating activities                  (443,336)     (611,125)
                                                       ----------    ----------

Cash  Flows  from  Investing  Activities:
     Purchase of equipment                                (21,001)      (14,515)
     Proceeds from sale of equipment                        6,167             -
     Payment  for  deposits                                  (600)            -
                                                       ----------    ----------

Net cash (used in) investing activities                   (15,434)      (14,515)
                                                       ----------    ----------

Cash  Flows  from  Financing  Activities:
     Proceeds from notes payable-affiliate                414,516       300,000
     Proceeds from stock issuances                              -       250,000
     Proceeds of loan from director                             -        12,900
     Payments on notes payable                                  -        (7,214)
     Principal  payments  on  notes and
       capital leases payable                             (59,942)      (24,317)
                                                       ----------    ----------

Net cash provided by financing activities                 354,574       531,369
                                                       ----------    ----------

Net change in cash                                       (104,196)      (94,271)

CASH, beginning of period                                 146,218       464,107
                                                       ----------    ----------

CASH, end of period                                    $   42,022    $  369,836
                                                       ==========    ==========

Supplemental Disclosures of Cash Flow Information:
     Interest  paid                                    $   34,137    $   41,232

Supplemental  Disclosures  of  Non-cash  Investing  and  Financing  Activities:

     During the nine months ended September 30, 2003, the Company had the following non-cash transactions:

     Accounts payable to an affiliate totaling $414,516 was converted to a long-term note payable. (Note 4)

     Equipment valued at $33,000 was acquired in a capital lease transaction, involving an exchange of equipment.

            See accompanying notes to interim financial statements.

                            COLE COMPUTER CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)


NOTE  1  -  PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of September 30, 2003, and related statements of operations and cash flows for the interim periods ended September 30, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2002, Form 10-KSB.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements were prepared assuming the Company is a going concern. For the three and nine months ended September 30, 2003, the Company incurred losses of $(93,747) and $(424,740) respectively, had a working capital deficit of $(40,202), and had a deficit net worth of $(685,158) as of September 30, 2003. This gives substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE  3  -  RETAIL  STORES  -  CLOSINGS  AND  AGREEMENTS

During this quarter, the Company closed an under-performing store in Killeen, Texas. Inventory and certain depreciable assets were removed from the store and transferred to other remaining stores. Subsequent to September 30, 2003 the Company closed an under-performing store in Tulsa, Oklahoma.

Effective April 1, 2003, the Company entered into a contractual agreement with the owner of two retail stores which had previously been jointly operated by the Company and this owner. In accordance with the terms of this agreement, the Company is providing the owner with $20,000 of inventory per store. In addition, the Company receives a commission of 8% of the retail sales price of inventory sold. Any inventory purchased by the owner in excess of $20,000 will have terms of net five days. Included in the financial statements as of September 30, 2003 is accounts receivable of $21,673 and inventory of $42,421. As of November 19, 2003, this agreement is being reviewed by both parties, with the intention of future negotiations regarding the provisions of the agreement.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Related  Supplier
-----------------

Effective August 22, 2003, the Company entered into a Resignation and Restructuring Agreement ("Agreement") with the then Chief Executive Officer ("CEO") and the entity controlled by the CEO, which had served as the major supplier of the Company. Under the Agreement, the CEO resigned from the Company, and the Subcontractor Agreement between the Company and the major supplier was terminated. In conjunction with the Agreement, the existing promissory note of $338,272 issued from the Company to the CEO was replaced by a new promissory note due February 1, 2005, with an interest rate of 8%, with interest payable monthly beginning September 1, 2003. Also, trade accounts payable owed by the Company in the amount of $414,516 to the major supplier was converted into a promissory note due February 1, 2005, with an interest rate of 7%, with interest payable monthly beginning February 1, 2004. Security agreements were executed in connection with these notes, giving the holders an equal pledge of collateral in all accounts receivable, inventory, and equipment, but subordinated to the lien previously granted to the financial institution which holds the promissory note for a line of credit.

The Company's purchases of inventory from this entity through the date of the Agreement discussed above, during the three months and nine months ended September 30, 2003, totaled approximately $272,753 and $2,103,988, respectively. During the three and nine months ended September 30, 2003 the Company's purchases from the affiliate were approximately $199,000. As a result of the Agreement, the Company has established additional sources of inventory with other vendors.

Common  Stock
-------------

As of December 31, 2002 an amount of $22,500 attributable to the compensation provisions of the executive contract between the Company and the former chief executive officer was accrued. This amount was for the compensation amount for 500,000 shares of common stock that were issuable under a provision related to profitability for the fourth quarter of 2002. Under provisions of the Agreement mentioned above, the Chief Executive Officer released and forfeited any and all stock options held by him. As a result, the accrual for this item has been reversed in the financial statements for the quarter ended September 30, 2003.

Note  5  -  COMMON  STOCK  OPTIONS

As of September 30, 2003, the Company has a stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the three months and nine months ended September 30, 2003 and

2002 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased the pro forma amounts shown below for the three months and nine months ended September 30, 2003 and 2002.

                                     3  Months  Ended        9  Months  Ended
                                       September  30          September  30
                                   ---------  ----------  ----------  ----------
                                     2003        2002        2003        2002
Net  earnings  (loss)  applicable
  to  shareholders                 $(93,747)  $(527,332)  $(424,740)  $(679,322)

Deduct:  Total  stock-based
  compensation  expense
  determined under fair value
  based method for all awards,
  net  of  related tax effects         (918)    (10,906)     (3,538)    (16,932)
                                   --------   ---------   ---------   ---------
Pro forma net earnings (loss)      $(94,665)  $(538,238)  $(428,278)  $(696,254)
                                   ========   =========   =========   =========

Earnings  per  share:
  Basic-as  reported               $  (0.00)  $   (0.03)  $   (0.02)  $   (0.04)
                                   ========   =========   =========   =========

  Basic-pro  forma                 $  (0.00)  $   (0.03)  $   (0.02)  $   (0.04)
                                   ========   =========   =========   =========


  Diluted-as  reported             $  (0.00)  $   (0.03)  $   (0.02)  $   (0.04)
                                   ========   =========   =========   =========

  Diluted-pro  forma               $  (0.00)  $   (0.03)  $  (0.02)   $   (0.04)
                                   ========   =========   =========   =========

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

Item  2.  Management's  Discussion  &  Analysis

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the other information contained in the Company's Form 10-QSB and the Company's most recent Form 10-KSB. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company's strategy for improving and funding its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

                       QUARTERLY AND YEAR-TO-DATE RESULTS

Revenues for the three months ended September 30, 2003, decreased by $1,262,330 or 59% to $875,619 from $2,137,949 for the corresponding period of the prior year due primarily to sales softness, economic conditions in the personal computing industry, competitive factors, pricing pressures, war issues, company lay offs, the closing or restructuring of six retail outlets, and unavailable inventory. For the nine months ended September 30, 2003, revenues decreased $3,702,057, or 51%, to $3,491,218 from $7,193,275 due to the same reasons.

The Company experienced a decrease in the cost of sales for the three months ended September 30, 2003, of $1,068,459 or a 61% decrease from $1,755,257 to $686,798. Management attributes the decrease in cost of sales for the three months ended September 30, 2003, to the decrease in retail sales for reasons previously stated. For the nine months ended September 30, 2003 cost of sales decreased $3,025,720, or 52%, to $2,846,886 from $5,872,606, due to reasons previously  stated.

Selling expenses for the three months ended September 30, 2003, decreased by $104,258 or 37% to $177,663 from $281,921 for the corresponding period of the prior year. The decrease is primarily attributable to a decrease in advertising, outside services, and contract labor expenses, due to cost reduction measures.

Reduction in wages, rent, and utilities also contributed significantly to this decrease, primarily due to the closing or restructuring of six retail stores. For the nine months ended September 30, 2003, selling expenses decreased $301,492, or 30%, from $991,046 to $689,554, due principally to the same reasons.

General and administrative expenses for the three months ended September 30, 2003, decreased by $517,936 or 85% to $92,322 from $610,258 for the corresponding period of the prior year. A decrease in legal fees, telephone costs, and costs associated with the reduction of the workforce all contributed to the decrease in general and administrative expenses for the quarter. Also, expense for stock issued for compensation and services during the three months ended September 30, 2002, in the amount of $350,000 was not incurred during the three months ended September 30, 2003. For the nine months ended September 30, 2003, general and administrative costs decreased $622,757, or 64%, from $967,713 to $344,956 due to the same factors that impacted the quarter ended September 30, 2003.

For the three months ended September 30, 2003, the Company experienced a net loss of $(93,747) compared to a net loss of $(527,332) for the corresponding period of the prior year for reasons enumerated above. For the nine months ended September 30, 2003, the Company experienced a net loss of $(424,740), compared to a net loss of $(679,322) for the corresponding period of the previous year. During this quarter, the Company closed an underperforming retail location in Killeen, Texas. This closing led to a reduction in revenue, and any savings associated with this closing was realized in the third quarter of 2003.

Effective August 22, 2003, the Company entered into a Resignation and Restructuring Agreement ("Agreement") with the then Chief Executive Officer ("CEO") and the entity controlled by the CEO, which had served as the major supplier of the Company. Under this agreement, the CEO resigned from the Company, and the Subcontractor Agreement between the Company and the major supplier was terminated. In conjunction with this agreement, the existing promissory note of $338,272 issued from the Company to the CEO was replaced by a new promissory note due February 1, 2005, with an interest rate of 8%, with interest payable monthly beginning September 1, 2003. Also, trade accounts payable owed by the Company in the amount of $414,516 to the major supplier was converted into a promissory note due February 1, 2005, with an interest rate of 7%, with interest payable monthly beginning February 1, 2004. As a result of the Agreement, the Company has established additional sources of inventory with other vendors.

During the previous year, management announced that the Company would continue its efforts to increase sales through continued training of sales personnel, providing quality products and continued emphasis on reducing overhead. The
Company has made progress in these areas and hopes to continue to do so. The aforementioned changes are continuing examples of the Company's commitment to attaining and sustaining profitability. The Company intends to continue an aggressive value pricing strategy while evaluating our competition to maximize profit margins.

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

PART  II  -  OTHER  INFORMATION


ITEM  6:  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     Exhibit  No.      Description  of  Exhibit
     31.1             Rule  13a-14(a)  Certification
     31.2             Rule  13a-14(a)  Certification
     32               Section  1350  Certification

(b)  Reports  on  Form  8-K

     Current Report on Form 8-K filed on September 3, 2003 related to the resignation of Dyon Tang as member of the Board of Directors and Chief Executive Officer of Cole Computer Corporation.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION
Date:  November  19,  2003

                                            By:/s/John  Ruth
                                               ---------------------------------
                                               John  Ruth
                                               President