Form 10KSB
period 2003-12-31
COLE COMPUTER CORP
filed 2004-04-14
CIK 828189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

   X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended: December 31, 2003
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues of issuer for its most recent fiscal year: $4,057,187

Aggregate market value of voting stock held by non-affiliates as of March 24, 2004: $551,738 (9,195,625 shares at $0.06 per share).

Shares of Common Stock outstanding as of March 24, 2004: 15,437,400.

                            COLE COMPUTER CORPORATION
                        2002 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART  I

Item  1.  Description of Business                                              1

Item  2.  Description of Properties                                            4

Item  3.  Legal Proceedings                                                    4

Item  4.  Submission of Matters to a Vote of Security Holders                  4

PART  II

Item  5.  Market for Common Equity and Related Stockholder Matters             5

Item  6.  Management's Discussion and Analysis or Plan of Operations           6

Item  7.  Financial Statements                                                 8

Item  8.  Changes in and Disagreements with  Accountants
          on Accounting and Financial Disclosure                              23

Item 8A.  Controls and Procedures                                             23

PART  III

Item  9.  Directors, Executive Officers Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   23

Item  10. Executive Compensation                                              25

Item  11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters                      27

Item  12. Certain Relationships and Related Transactions                      29

Item  13. Exhibits and Reports on Form 8-K                                    31

Item  14. Principal Accountant Fees and Services                              31

SIGNATURES                                                                    32

                                     PART I

Item 1. Description of Business.

     The Company is a computer corporation which began out of the garage of founders Cynthia A. and Homer O. Cole III, in November 1991, doing business as Computer Masters, which filled a valuable niche in Oklahoma's computer community providing helpful friendly service while upgrading customer's computers at a fraction of the cost of new systems sold by competitors. The customer demand for helpful service, low cost and state of the art computers drove Computer Masters into the marketing of new computers, in wholesale and retail sales. Computer Masters commenced doing business as "Computer Masters" in 1996, and through high volume sales, was able to aggressively purchase computer parts gaining purchasing power, while reducing computer costs and passing these savings on to customers. Customer demand dictated Computer Masters' growth from a statewide corporation into a multistate corporation with stores in Arkansas, and Oklahoma.

     On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations.

Principal Products or Services and their Markets.

     Computer Masters has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers, who fail to offer parts, upgrade components or professional support to the computer user.

     At December 31, 2003 the Company operated five (5) retail storefront locations under the name of Computer Masters for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All Computer Masters locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have.

     Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www.okcmasters.com), along with "direct to the customer" mail order, similar to Dell and Gateway Computers, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail, government and wholesale buyers, including a shopping cart with a secure credit card payment system. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.

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

Competition.

     Cole targeted an under served market where the big chain computer stores and major computer manufacturers have not properly served their customers nor offered the customized solutions that their customers need. The traditional "direct" sales companies such as Dell, Gateway, Compaq and HewlettPackard (HP) compete against Cole in the prebuild and custom build complete computer service market almost exclusively. Cole's advantage is the aftermarket service and sales as well as upgrade and ancillary computer component market.

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

     On the effectiveness of the Company's Form 10-SB Registration Statement, the Company became subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "1934 Act."). These requirements include, among others, that the Company must file with the Securities and Exchange Commission annual reports on Form 10-KSB ("SB" denotes a "small business issuer") that contain audited financial statements; quarterly reports on 10-QSB that contain reviewed financial statements; 8K Current Reports reporting current material events; and proxy or information statements governed by Regulation 14A or 14C of the Securities and Exchange Commission that are then mailed to stockholders for any matter requiring the vote or consent of stockholders. Principals or 5% stockholders of the Company are also required to report their beneficial ownership and any changes in this ownership on appropriate forms. Directors, executive officers and 10% stockholders are also subject to Section 16(b) of the 1934 Act respecting "short swing" profits.

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

Research and Development Expenses.

     None.

Number of Employees.

     16 full time employees, and one part-time employee.

Item 2. Description of Property.

     Computer Masters leases five stores and a corporate office occupying office space in one store.

     Store  Number            Square  Footage              Term Expires
     -------------            ---------------              ------------

      3                        1,500  sq.  ft.             May  2004

      4                        3,200  sq.  ft.             Oct  2007

      6                        1,000  sq.  ft.             month to month

      7                        1,500  sq.  ft.             Feb  2004

      9                          900  sq.  ft              month to month



     TOTAL:                    8,100  sq.  ft.



Item 3. Legal Proceedings.

     The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders in 2003.

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

Stock  Quotations

                                         2003                 2002
                                         ----                 ----
     Quarter Ended                  High      Low         Low       High
     -------------                  ----      ---         ---       ----

     March  31                     $0.15      $0.06      $0.57      $0.28

     June  30                      $0.13      $0.06      $0.49      $0.14

     September  30                 $0.13      $0.04      $0.28      $0.12

     December  31                  $0.06      $0.03      $0.27      $0.06


Holders.

     The number of record holders of the Company's common stock as of April 14, 2004, was approximately 345.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to change the management of the Company as well as determine its future method of operation. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at December 31, 2003, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of the retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of December 31, 2003. Prior year operations have been restated to conform with the 2003 presentation of discontinued operations.

     The Company incurred a net loss for the fiscal year ended December 31, 2003 of ($845,166) as compared to a net loss of ($479,378) for the fiscal year ended December 31, 2002. The 2003 loss includes the recognition of loss on disposal of discontinued operations of ($258,296), which is attributable to the value of assets held at December 31, 2003 related to retail store operations. At December 31, 2003 we had a deficit net worth of $(1,105,584) and negative working capital of ($1,133,584). These factors create substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue to exist.

     General and administrative expenses decreased by $285,149 or 58% from $485,834 in 2002 to $200,685 in 2003. This decrease was principally due to a $267,339 or 78% decrease in legal and accounting costs from $341,648 in 2002 to $74,309 in 2003.

     Interest expense increased by $4,646 or 10% from $45,391 in 2002 to $51,328 in 2003. This increase was due to an increase in interest bearing debt.

     Income tax (benefit) of ($248,687) in 2002 reflects the tax benefits utilized to offset the income tax effects of the extraordinary gain of $621,719. There is no net income tax benefit or expense in 2003.

     The extraordinary gain in 2002 of $373,032, net of the income tax effect of $248,687, was the result of a settlement of balances due our former primary supplier at a discount to face value.

     The loss from discontinued operations decreased $235,015 or 41%, from a loss of ($569,872) in 2002 to a loss of ($334,857) in 2003. This decrease is principally due to the closing of seven retail locations. The Company's business model of locating retail outlets outside of military bases resulted in the closing of these outlets due to the high number of military personnel being deployed for contingency operations in support of Middle East operations.

     Liquidity.

     As of December 31, 2003, the Company had $22,615 in cash and a working capital deficit of ($1,113,584). As of March 31, 2004 the company has exhausted substantially all of its available cash.

Item 7. Financial Statements.
-----------------------------

     Independent Auditors' Report

     Balance Sheet as of December 31, 2003

     Statements of Operations for the Years ended December 31, 2003 and 2002

     Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002

     Statements of Cash Flows for the years ended December 31, 2003 and 2002

     Notes to Financial Statements

                          Independent Auditors' Report
                          ----------------------------




To the Board of Directors and Stockholders of Cole Computer Corporation
Oklahoma City, Oklahoma


We have audited the accompanying balance sheet of Cole Computer Corporation as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole Computer Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years then ended December 31, 2003 and 2002, respectively in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cole Computer Corporation will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Cole Computer Corporation to continue as a going concern at December 31, 2003. Management's plans in regard to that matter also are described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hogan & Slovacek
--------------------
Hogan & Slovacek

Oklahoma City, Oklahoma
April 13, 2004

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                December 31, 2003


Current Assets:
        Cash                                                             22,615
        AR - Other                                                        5,596
        Prepaid Expenses                                                 27,250
                                                                     ----------

              Total Current Assets                                       55,461

Fixed Assets, net                                                        28,000
                                                                     ----------

Total Assets                                                             83,461
                                                                     ==========

Current Liabilities:
        Notes Payable                                                   972,125
        Accounts Payable - Other                                          9,543
        Accounts Payable - Trade                                        123,280
        Accrued Expenses                                                 84,097
                                                                     ----------

              Total Current Liabilities                               1,189,045
                                                                     ----------


Commitments and contingencies

Stockholders' Equity (Deficit):
        10% cumulative preferred stock, $100 par
              value, 10,000,000 shares authorized,
              0 shares issued and outstanding                              --

        Preferred stock, no par value, 10,000,000
              shares authorized, 0 shares issued and
              outstanding                                                  --

        Common stock, $.001 par value, 80,000,000
              shares authorized, 19,387,400
              shares issued and outstanding                              19,387
        Paid in capital                                               2,828,321
        Deficit                                                      (3,949,292)
        Less: treasury stock, 4,000,000 shares at cost                   (4,000)
                                                                     ----------
Total Stockholder's Equity (Deficit)                                 (1,105,584)
                                                                     ----------

Total Liabilities & Stockholders' Equity (Deficit)                       83,461
                                                                     ==========


                            COLE COMPUTER CORPORATION
                            STATEMENTS OF OPERATIONS
                  For the Year Ended December 31, 2003 and 2002

                                                            2003            2002
                                                       ------------    ------------
Costs & Expenses:
       General and Administrative Expenses             $    200,685    $    485,834
       Interest Expense                                      51,328          45,391
                                                       ------------    ------------

            Total Expenses                                  252,013         531,225
                                                       ------------    ------------

Net (loss) before income tax expense,
       discontinued operations, and
       extraordinary items                                 (252,013)       (531,225)
                                                       ------------    ------------

Income tax expense (benefit):
       Income tax expense                                      --              --
       Income tax (benefit)                                    --          (248,687)
                                                       ------------    ------------

Net (loss) before discontinued operations and
       extraordinary item                                  (252,013)       (282,538)
                                                       ------------    ------------

Loss from discontinued operations                           334,857         569,872
Loss on disposal of discontinued operations                 258,296            --
                                                       ------------    ------------

Extraordinary item - gain on extinguishment
       of debt, net of income tax effect of $248,687           --          (373,032)


Net (Loss)                                             $   (845,166)   $   (479,378)
                                                       ============    ============

Earnings per share:
       Basic and diluted (loss) before
         extraordinary item                            $       (.04)   $       (.05)
       Extraordinary item                                      --               .02
                                                       ------------    ------------

       Basic and diluted (loss)                        $       (.04)   $       (.03)
                                                       ============    ============

        Weighted average shares outstanding              19,387,400      16,949,181
                                                       ============    ============



                                   COLE COMPUTER CORPORATION
                                   Statements of Cash Flows
                       For the Years Ended December 31, 2003 and 2002



                                                                          2003          2002
                                                                        ---------    ---------
Cash Flows from Operating Activities:
      Net loss                                                          $(845,166)   $(479,378)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
           Stock issued for compensation, services, and expenses             --        210,750
           Depreciation                                                    86,954       94,783
           Trade payable converted to note payable                           --        136,759
           Provision for bad debts                                           --         75,615
           Equipment impairment/gain/losss on asset disposition            16,171       12,206
           Non-cash compensation expense related to stock option plan        --         11,015
           Gain on extinguishment of debt                                    --       (621,719)
           Loss on disposal of discontinued operations                    258,296         --
      Change in cash from operating assets and liabilities:
           Accounts receivable                                             97,290      190,736
           Inventory                                                      301,748      313,950
           Other current assets                                           (12,184)     (28,243)
           Accounts payable                                              (293,471)    (804,343)
           Accrued expenses                                               (68,445)      47,223
                                                                        ---------    ---------

  Net cash provided by (used in) operating activities                    (458,807)    (840,646)
                                                                        ---------    ---------

Cash Flows from Investing Activities:
      Purchase of Equipment                                               (21,053)     (48,013)
      Proceeds from sale of equipment                                       6,167         --
      Payment for deposits                                                   (400)        --
                                                                        ---------    ---------

Net cash used in investing activities                                     (15,286)     (48,013)
                                                                        ---------    ---------

Cash Flows from Financing Activities:
      Stock issued for cash                                                  --        250,000
      Loan proceeds                                                       414,516      651,172
      Principal payments on notes and capital leases payable              (64,024)    (330,401)
                                                                        ---------    ---------

Net cash provided by financing activities                                 350,492      570,771
                                                                        ---------    ---------

Net change in cash                                                       (123,601)    (317,888)

CASH, beginning of year                                                   146,218      464,106
                                                                        ---------    ---------

CASH, end of year                                                       $  22,617    $ 146,218
                                                                        =========    =========

                        See accompanying notes to financial statements

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                     $  45,299    $  50,394
      Income taxes paid                                                 $    --      $    --

Supplemental Disclosures of Non-cash Investing and Financing Activities:

     During the year ended December 31, 2003, the Company had the following non-cash transactions:

          Accounts payable to an affiliate totaling $414,516 was converted to a long-term note payable.

          Equipment valued at $33,000 was acquired in a capital lease transaction, involving an exchange of equipment.

     During the year ended December 31, 2002, the Company had the following non-cash transactions:

          Accounts payable totaling $136,759 was converted to a note payable

          In a series of transactions, 1,425,000 shares of the Company's common stock were issued for services, compensation, and expenses. These shares were valued at $210,750 for financial reporting purposes.

          The Company entered into a settlement agreement with a supplier in which $959,990 in notes and accounts payable were settled for a cash payment of $338,271. This resulted in a non-cash gain of $621,719 before income tax effect

          The Company issued options under a non-statutory stock option plan in 2002. The compensation value assigned to these options was $11,015


                                                 COLE COMPUTER CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       For the Years Ended December 31, 2003 and 2002


                                                                                                      Retained
                                   Common Stock               Treasury Stock             Paid in      Earnings
                               Shares        Amount        Shares         Amount         Capital      (Deficit)       Totals
                             -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance,
December 31, 2001             15,962,400        15,962    (4,000,000)        (4,000)     2,359,981    (2,624,748)      (252,805)

Shares issued for services        25,000            25          --             --            7,225          --            7,250

Shares issued for
compensation                      50,000            50          --             --           14,450          --           14,500

Shares sold for cash
September 2002                 2,000,000         2,000          --             --          248,000          --          250,000

Shares issued for
compensation                   1,000,000         1,000          --             --          139,000          --          140,000

Shares issued for expenses
    - as adjusted                350,000           350          --             --           48,650          --           49,000

Cost assigned to options
issued under non-statutory
stock option plan                   --            --            --             --           11,015          --           11,015

Net (loss)                          --            --            --             --             --        (479,378)      (479,378)
                             -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance,
December 31, 2002             19,387,400   $    19,387    (4,000,000)   $    (4,000)   $ 2,828,321   $(3,104,126)   $  (260,418)

Net (loss)                          --            --            --             --      $      --     $  (845,166)      (845,166)
                             -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance,
December 31, 2003             19,387,400   $    19,387    (4,000,000)   $    (4,000)   $ 2,828,321   $(3,949,292)   $(1,105,584)
                             ===========   ===========   ===========    ===========    ===========   ===========    ===========


                                       See accompanying notes to financial statements.

                                                            13

                            COLE COMPUTER CORPORATION
                            -------------------------
                          Notes to Financial Statements
                          -----------------------------
                           December 31, 2003 and 2002
                           --------------------------


NOTE 1 - SUMMARY OF CRITICAL ACCOUNTING POLICIES

Nature of Business
------------------

Electronic Service Co., Inc. ("ESCI") was formed in November 1991 as an Oklahoma corporation for the purpose of acquiring and operating an electronics repair business. In 1996, the Company adopted the dba Computer Masters and changed its business to personal computer "clone" hardware assembly, sales, and repair, utilizing both Intel and AMD microprocessors. The Company changed its name to Cole Computer Corporation (the Company) and its state of incorporation (Nevada) incident to its reverse acquisition ("reorganization") in 1998. The operations of ESCI have since been merged into the operations of Cole Computer Corporation. The Company has five retail stores in Oklahoma and Arkansas, and, in addition to its retail business, sells to area government agencies, school districts and military installations.

On or about March 1, 2004 the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at December 31, 2003, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities of the Company are reflected at their stated values at December 31, 2003. Prior year operations have been restated to conform with the 2003 presentation of discontinued operations.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less. The financial statements as of December 31, 2003 and 2002 do not include any cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

An allowance for doubtful accounts is established through a provision for bad debts when management believes collection of accounts receivable is doubtful. Accounts are written-off against this allowance when all collection efforts by the Company have been exhausted. The balance of the allowance at December 31, 2003, has been included in the loss on disposal of discontinued operations.

Accounts Receivable-Trade
--------------------------

Accounts receivable-trade includes trade accounts receivable generated through the normal course of business through retail operations and cooperative advertising funds earned by the Company from a major manufacturer of component parts purchased by the Company. The Company earns cooperative advertising funds based upon the volume of components purchased. The manufacturer provides this program to its significant customers in return for using its name and logo on various forms of the Company's advertising programs and efforts. In connection with the decision to cease retail operations, net trade receivables of $47,289 have been recognized in the loss from discontinued operations.

Product Warranty Receivable
---------------------------

Products sold by the Company are warranted by the manufacturer, normally for a period of one year from date of purchase. The Company facilitates fulfillment of the manufacturer's warranty by providing its customers with a replacement product from Company inventory. The Company's inventory is replenished upon receipt of the replacement product from the manufacturer. In connection with the decision to cease retail operations, product warranty receivable of $16,885 has been recognized in the loss from discontinued operations.

Inventory
---------

Inventories include component parts, sub-assemblies and merchandise held for sale, and are valued at the lower of cost or market, using the first-in, first-out method. Obsolete inventory is written down to liquidation value as needed. Virtually all inventory on hand is component parts, as completed computers are sold as they are built. In connection with the decision to cease retail operations, inventory of $58,891 has been recognized in the loss from discontinued operations.

Property and Equipment
----------------------

Property and equipment is carried at cost and consists of vehicles, furniture and fixtures, computers used for inventory control, and retail point-of-sale terminals. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Depreciation is determined using the straight-line method based over their estimated useful lives of five years. In connection with the decision to cease retail operations, property and equipment with an amortized cost of $102,622 has been recognized in the loss from discontinued operations. Equipment with a net book value of $28,000, which approximates fair value, is included in the accompanying financial statements. This equipment will be disposed of subsequent to December 31, 2003.

Earnings Per Common Share
-------------------------

Earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding, plus potential dilutive securities. For the years ended December 31, 2003 and 2002, the effect of potential dilutive securities was insignificant.

Revenue Recognition
-------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates that the fair value of all financial instruments at December 31, 2003, does not differ materially from the aggregate carrying values of its financial instruments.

NOTE 2 - GOING CONCERN

As indicated above, the Company is no longer in business nor has it determined what its future activities will be. It is not known at this time whether the Company will continue as a going concern since new management has not as yet taken over the operations of the Company. No commitments have been made to continue the Company as a business entity and accordingly, there is substantial doubt that the Company will continue as a going concern.

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

In September 2002, the Company began purchasing inventory from another supplier formerly affiliated with the Company as discussed in Note 4.

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

On December 9, 2002, the Company entered into a settlement agreement with this supplier. Terms of this settlement called for the Company to pay $338,271 in settlement of notes and accounts payable totaling $959,990 resulting in a gain of $373,032 net of income tax effect of $248,687. The Company had purchases of $2,098,976 during the fiscal year ended December 31, 2002 from this supplier.

During the quarter ended June 30, 2002, the Company borrowed $12,900 from a director of the Company. This note bears interest at a rate of 12%, with principal and interest due one year from the date of issuance. The interest rate on this note has been adjusted to 5.25%, effective January 1, 2003. Subsequent to December 31, 2003, this note was converted to exercise stock options available to this director, at the option price as stated in the stock option plan.

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

In September 2002, the Company's Board of Directors approved the appointment and employment agreement of a new Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Executive Officer was granted 1,000,000 shares of the Company's restricted common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense has been recognized in the Company's financial statements during the three and nine months ended September 30, 2002. In addition, the new Chief Executive Officer paid $140,000 to acquire another 1,000,000 shares of restricted common stock at a price of $0.14 per share. He also earned an additional 500,000 shares of common stock based on the performance of the Company during the fourth quarter of 2002. The Company had recorded a liability of $22,500 at December 31, 2002 in connection with its obligation to issue this additional 500,000 shares of common stock. However, under the provisions of the Resignation and Restructuring Agreement described below, the Chief Executive Officer released and forfeited any and all stock options held by him. As a result, the accrual for this item was reversed in the financial statements for the quarter ended September 30, 2003.

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

In October 2002, the Company entered into an agreement with a company owned and controlled by a shareholder/officer. The agreement stipulates that this affiliate will provide inventory to the Company's various retail operations on a just-in-time basis, and perform other administrative duties related to inventory. In accordance with this agreement, this affiliate also agreed to provide the Company with a credit line of $250,000 for inventory purchases. In exchange for these duties, the Company has agreed to pay 4% over the affiliate's cost of inventory on all purchases. This agreement will continue until cancelled by either party by 90 days written notice. Purchases of inventory from this affiliate during the years ended December 31, 2003 and 2002 totaled approximately $2,103,988 and $1,335,406, respectively.

In December 2002, in connection with the settlement transaction discussed above, a shareholder/officer of the Company loaned the Company $338,272 (see Note 5), the proceeds of which were used in connection with the settlement of the agreement between the Company and its former major supplier.

NOTE 5 - NOTES PAYABLE

Notes payable and capital lease obligations consists of the following at December 31, 2003:

        Note payable to a bank, due on demand with
        interest payable monthly based upon a variable
        rate established by the Lender (based upon prime
        rate), collateralized by accounts receivable,
        equipment and inventory                               $  90,000

        Note payable to a director of the Company,
        bearing interest at 12%  with principal and
        interest due one year from the date of issuance.
        Subsequent to December 31, 2003, this note was
        converted to exercise stock options under the
        Company's stock option plan                              12,900

        Capitalized equipment lease, due in monthly
        installments of $1,090 including interest at
        30%, maturing September 2008, and collateralized
        by equipment                                             32,188

        Note payable to a corporation, due in
        weekly installments of $1,250 including interest
        at 12%, with remaining principal and
        interest due December 31, 2004                           84,249

          Note payable to affiliate, principal and
        interest due February 1, 2005, bearing
        interest at 7%                                          414,516

        Note payable to affiliate, principal and
        interest due February 1, 2005, bearing
        interest at 8%                                          338,272
                                                              ---------

                                                              $ 972,125
                                                              =========


For reasons discussed in Note 2, the Company has not met its payment requirements regarding certain notes payable. Additionally, the Company does not have assets needed to produce future cash flows necessary to meet these obligations. As such, all debt of the Company has been reflected as current liabilities in the accompanying balance sheet.


NOTE 6 - INCOME TAXES

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

                                                          2003           2002
                                                       ---------      ---------

Computed at the expected statutory rate                $       0      $       0

Utiltization of net operating loss                             0       (248,687)
                                                       ---------      ---------
Taxes (benefit) on net income before
  extraordinary income                                         0       (248,687)

Tax effect of extraordinary gain                               0        248,687
                                                       ---------      ---------

Taxes (benefits) on net income                         $       0      $       0
                                                       =========      =========

As of December 31, 2003, the Company had a net operating loss carry forward of approximately $3,156,000, which begins to expire in 2018. Utilization of this deferred tax asset is dependent on future taxable profits, and as such, this amount is considered fully reserved. Additionally, the impact of discontinued operations and events subsequent could limit the Company's ability to fully realize the benefits of the net operating loss carry forward.

NOTE 7 - STOCK OPTIONS
The Company established a stock option plan effective September 1, 2001, which allows current (and certain former) employees, officers and directors of the Company to acquire shares of the Company's authorized common stock. The plan offers participants an option to purchase shares of Company common stock at a fixed price of $.11 per share for a period of five years from the inception of the plan. The number of shares available to each individual is determined by the length of service to and position with the Company, including service with the Company's predecessor company, ESCI, up to the date of the plan. The Board of Directors, upon giving 90 days notice, reserves the right to modify or discontinue the plan based upon business necessity. As of December 31, 2003, approximately 728,250 options were outstanding under this plan. In connection with the granting of these options, $-0- and $11,015 of expense was recognized in 2003 and 2002, respectively.

The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation", the impact on net earnings and net earnings per share would not have differed materially from the application of APB 25.

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

NOTE 8 - OPERATING LEASES

The Company has 5 retail stores and one corporate office. Leases on these spaces vary in cost and term. Rent expense for 2003 and 2002 was $163,546 and $222,850, respectively. Net minimum lease payments due are as follows:

               Year           Amount
               ----           ------
               2004          $ 55,929
               2005            40,817
               2006            40,367
               2007            34,754
               2008              -
               Thereafter        -
                             --------

               Total         $172,867
                             ========

The impact of discontinued operations on these future commitments has not been determined.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures

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

                                       Director/
                                        Officer
            Name               Age       Since            Position
            ----               ---     ---------          --------

    Dr. S. F. Hartley          58        12/98     Chairman of the Board

    John L. Ruth               50         4/99     Director and President

    Dr. Kendrick J. Dennis     47         1/03     Director

    Albert Fields              54         1/03     Director

    Franklin Tabor             57         1/03     Director

    Lyndel Lackey              44        11/02     Chief Financial Officer

Business Experience.

     John L. Ruth. Mr. Ruth is 50 years of age and is the President and a Director of the Company. In April 1999, Lt. Col. John L. Ruth joined the Company. Mr. Ruth had a decorated, 22 year career in the United States Air Force with his with his last assignment as the Director of Logistics, 72nd Air Base Wing at Tinker AFB in Oklahoma. Lt. Col. Ruth had direct responsibility for the $7 billion supply and equipment accounts at Tinker AFB and held management responsibility for the $200 million annual General Support Division stock fund budget. He had direct oversight of over 500 Tinker AFB civilian and military personnel. Lt. Col. Ruth received numerous commendations, decorations and awards including the Meritorious Service Medal with two oak leaf clusters and the Air Force Commendation Medal with two oak leaf clusters. He is a graduate of the Air Command and Staff College. Lt. Col. Ruth earned a Masters degree in Human Relations/Organizational Behavior from the University of Phoenix, Salt Lake City, Utah and a Bachelor's degree in Business Administration/Marketing from Florida State University. Lt. Col. Ruth is married, the father of one daughter and is a well-respected community and church leader.

     Lyndel Lackey. Mr. Lackey is 44 years of age and is the Company's Chief Financial Officer. Mr. Lackey began this position in November 2002. Mr. Lackey has over 20 years of accounting experience. He served as controller for a wholesale electronics distributor, as well as serving for various public accounting firms in the tax, audit, and management services departments. Mr. Lackey earned a Bachelor of Arts Degree in accounting from Southern Nazarene University and is a certified public accountant. He is married and has three children.

     S.F. Hartley, D.P.M. Dr. Hartley is 58 years of age and is the Chairman of the Board of Directors and a Director of the Company. He is a well respected podiatrist in Houston, Texas, owns five (5) podiatry clinics and is a co-owner of three (3) surgery centers in the greater Houston area. In addition, Dr. Hartley is a shareholder and Board of Director member of a national company that owns seventy-two (72) podiatry clinics across the U.S. Dr. Hartley is on staff at several hospitals and also serves as the National Representative for the State of Texas on the National Podiatry Board. Dr. Hartley is also a Board of Director member for several commercial banking institutions.

     Albert D. Fields. Mr. Fields is 54 years old and a Director. Mr Fields is a seasoned financial management professional with over thirty years of proven performance in institutions ranging from a 25 million dollar single-branch operation to a 350 million dollar multiple-branch company. Mr. Fields is currently the Executive Vice President ofBanking Center Management at the American National Bank, Terrell, Texas. Other positions include Senior Vice President and Area Executive, South Trust Bank, Houston Texas and President, Bayshore National Bank, La Porte, Texas. Mr. Fields earned a Bachelor's degree in Business Administration from Southwest State University and is a graduate from the School of Banking of the South, Louisiana State University, National Commercial Lending School, University of Oklahoma, and the Institute of Certified Bankers. He is also active in his community by serving as officers in the Chamber of Commerce, Water Authority, Optimist Club, and Rotary.

     Kenrick J. Dennis, DPM. Dr. Dennis is 47 years old and a Director and serves as the Corporate Secretary. Dr Dennis has a successful podiatric practice in Houston, Texas. He brings a wealth of experience as corporate secretary having served on the Executive Committee of several major organizations. Dr Dennis earned a graduate degree from the California College of Podiatric Medicine, a bachelor's degree from the University of Texas. He completed his residency training at the University of Texas Health Science Center in San Antonio. He is a published author in his field and has earned several national awards in his profession. He is active in his community serving in many local professional organizations. He is married and has two children.

     Franklin R. Tabor. Mr. Tabor is 57 years old and is a Director. Mr. Tabor is a licensed Real Estate Broker of 15 years. In addition, Mr. Tabor is a certified college level educator at Metro Community College and a certified Real Estate instructor in Nebraska. He earned a Masters degree in Education from the University of Northern Colorado and a Bachelor of Science degree in Business Administration from Bowling Green State University. He has served on several boards including a bank holding company and a neighborhood association. He was partner/operator of Motorcycle Plaza, Inc, a multi-line and multi-store franchised motorcycle and accessories dealer. He is married and has three children.

Section 16(a) Beneficial Ownership Reporting Compliance.

     To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.

Item 10. Executive Compensation.

     The following table sets forth the compensation paid or accrued to the persons serving as Chief Executive Officer during the year ended December 31, 2003. There were no other executive officers whose total annual salary and bonus exceeded $100,000 for services performed in December 31, 2003, 2002 or 2001.

     The following table sets forth the aggregate compensation paid by the Company to its chief executive officer for services rendered during the periods indicated:

Summary Compensation Table

                                                                       Long Term Compen-
                                                                            sation
                                            Annual Compensation             Awards
                                  -------------------------------------  -----------
                                                               Other                   All Other
                                                              Annual                    Compen-
       Name and           Fiscal                              Compen-      Options      sation
  Principal Position       Year   Salary ($)(1)    Bonus($)   sation(2)      (#)          ($)
  ------------------       ----   -------------    --------   ---------      ---          ---

Dyon Tang                  2003      $ 9,615         -0-         -            -            -
 former Chief  Executive
 Officer

Dyon Tang                  2002      $13,462         -0-         -       1,500,000 (3)     -
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

Employment Contracts.

     In September 2002, the Company's Board of Directors approved the appointment and employment agreement of Dyon Tang as Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Executive Officer was granted 1,000,000 shares of the Company's restricted common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense was been recognized in the Company's financial statements during the year ended December 31, 2002. He also earned an additional 500,000 shares of common stock based on the performance of the Company during the fourth quarter of 2002. The contract also allows for the issuance of up to an additional 3,500,000 shares of the Company's stock over the period of the contract based on the Company's future performance. Mr. Tang will earn 200,000 shares for each profitable calendar quarter plus one share for each dollar of net income for the quarter.

     The Company has entered into Employment Agreements with John Ruth and Lyndel Lackey. The Employment Agreements prohibit the executive from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that the Company will have the right to terminate any executive's employment, and that any executive will have the right at any time to terminate his employment with the Company under the Employment Agreements. Any amounts that the Company will provide an executive in the event of termination by the Company other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements) do not exceed $100,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 1, 2004, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.


     Name of Director, Executive Officer        Beneficial Ownership(1)
     or Shareholders Holding 5% or More,    Number of Shares(3)    Percent
     -----------------------------------    -------------------    -------

     Homer O & Cynthia A. Cole (2)
     937 S.W. 54th
     Oklahoma City, OK  73109                    4,219,275          27.33

     Dr. S.F. Hartley
     2201 Juanita Lane
     Deer Park, TX  77536                        6,183,025          39.59

     Dyon Tang
     2020 North 72nd
     Omaha, NE 68134                             2,000,000          12.96

     John L. Ruth
     6201 S E 56th Street
     Oklahoma City, OK  73130                      615,200           3.89

     Albert Fields
     603 Sandylane
     Laporte  TX  77571                             66,250            *

     Franklin Tabor
     231 S. 96th Street
     Omaha, NE 68114                                56,250            *

     Kenrick Dennis
     11838 Durrette
     Houston, TX 77024                              61,250            *

     Lyndel Lackey
     7001 Basswood Canyon Road
     Oklahoma City, OK  73162                       18,750            *

     All directors and named executive
       officers as a group (6 persons)           9,000,725          43.26

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

     (2) Cynthia A. and Homer O. Cole are the registered owners of 4,219,275 shares. These shares are held in a voting trust controlled by Dr. S.F. Hartley. All of these shares are considered to be beneficially owned by Homer O. and Cynthia A. Cole.

     (3) Included in shares beneficially owned are outstanding stock options totaling 743,750 for the directors and named executive officers in total.

Compensation Pursuant to Plans.

     The following table shows information relating to compensation plans approved by shareholders and not approved by shareholders as of the year ended December 31, 2003.

                                    Number of                                Number of
                                 securities to be                           securities
                                   issued upon       Weighted-average   remaining available
                                   exercise of      exercise price of   for future issuance
                                   outstanding         outstanding          under equity
                                options, warrants   options, warrants    compensation plans
                                   and rights           and rights               (1)
                                -----------------   -----------------   -------------------
Equity compensation plans
approved by shareholders                 -                -                        -

Equity compensation plans
not approved by shareholders:
  Stock Option Plan                  728,250              .11                1,120,750
  Employment Agreement                     0              .00                        0
                                   ---------                                 ---------
  Total                              728,250                                 1,120,750
                                   =========                                 =========

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

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

In September 2002, the Company's Board of Directors approved the appointment and employment agreement of a new Chief Executive Officer. As part of the employment agreement, the newly appointed Chief Exeutive Officer was granted 1,000,000 shares of the Company's restricted common stock upon his acceptance of the terms of the employment agreement. As a result, $140,000 of compensation expense has been recognized in the Company's financial statements during the three and nine months ended September 30, 2002. In addition, the new Chief Executive Officer paid $140,000 to acquire another 1,000,000 shares of restricted common stock at a price of $0.14 per share. He also earned an additional 500,000 shares of common stock based on the performance of the Company during the fourth quarter of 2002. The Company has recorded a liability of $22,500 at December 31, 2002 in connection with its obligation to issue this additional 500,000 shares of common stock. The contract also allows for the issuance of up to an additional 3,500,000 shares of the Companies stock over the period of the contract based on certain performance criteria.

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

Item 13. Exhibits and Reports on Form 8-K.*

     Reports on Form 8-K

          No reports on Form 8-K were filed during the 4th quarter of 2003.


Item 14. Principal Accountant Fees and Services.

      Year    Audit Fees    Audit-Related Fees   Tax Fees    All Other Fees
      ----    ----------    ------------------   --------    --------------

      2002     $33,500             -0-            $2,500          -0-

      2003     $22,500             -0-            $2,500          -0-


Exhibits*

    31.1              Rule 13a-14(a) Certifications
    32.1              Section 1350 Certification

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                    Cole Computer Corporation

April 14, 2004                      By: /s/ John L. Ruth
                                       John L. Ruth
                                       Chief Executive Officer

                                    By: /s/ Lyndel Lackey
                                       Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                        Title                              Date
       ----                        -----                              ----

/s/ S. F. Hartley       Chairman of the Board of Directors     April  14,  2004

/s/ John L. Ruth        President and a Director               April  14,  2004

/s/ Albert Field        Director                               April  14,  2004

/s/ Kenrick Dennis      Director                               April  14,  2004

/s/ Franklin Tabor      Director                               April  14,  2004