Form 10QSB
period 2004-03-31
COLE COMPUTER CORP
filed 2004-05-20
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-23819


                            COLE COMPUTER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                           76-0547762
                  ------                           ----------
      (State or other jurisdiction) (IRS Employer Identification No.)

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

As of March 31, 2004 15,437,400 shares of, Common Stock of the issuer were outstanding. 4,000,000 shares were held in treasury by Cole Computer Corporation.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                            COLE COMPUTER CORPORATION
                                   FORM 10-QSB

                                      INDEX

                         Part I - Financial Information

Item 1.     Financial Statements                                              1

Item 2.     Management's Discussion and Analysis                              5

Item 3:     Controls and Procedures                                           6





                           Part II - Other Information

Item 3:     Defaults Upon Senior Securities                                   7

Item 6:     Exhibits and Reports on Form 8-K                                  7

            Signatures                                                        7

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)



Current Assets:
        Cash                                                        $    11,474
        Prepaid Expenses                                                 19,018
                                                                    -----------

               Total Current Assets                                      30,492

Fixed Assets, net                                                        13,512
                                                                    -----------

Total Assets                                                        $    44,004
                                                                    ===========

Current Liabilities:
        Notes Payable                                               $   982,951
        Accounts Payable - Other                                         11,930
        Accounts Payable - Trade                                        171,842
        Accrued Expenses                                                 49,954
                                                                    -----------

               Total Current Liabilities                              1,216,677
                                                                    -----------


Commitments and contingencies

Stockholders' Equity:
        10% cumulative preferred stock, $100 par value, 10,000,000 shares authorized,
               0 shares issued and outstanding

        Preferred stock, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding

        Common stock, $.001 par value, 80,000,000
               shares authorized, 19,387,400
               shares issued and outstanding                             19,387
        Paid in capital                                               2,828,321
        Deficit                                                      (4,016,381)
        Less: treasury stock, 4,000,000 shares at cost                   (4,000)
                                                                    -----------
Total Stockholder's Equity (Deficit)                                 (1,172,673)
                                                                    -----------

Total Liabilities & Stockholders' Equity (Deficit)                  $    44,004
                                                                    ===========

                            COLE COMPUTER CORPORATION
                            STATEMENTS OF OPERATIONS
                 For the Quarters Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                     2004              2003
                                                 ------------      ------------

Costs & Expenses:
       G&A Expenses                              $     13,611      $     69,468
       Interest Expense                                 9,759            10,659
                                                 ------------      ------------

             Total Expenses                            23,370            80,127
                                                 ------------      ------------

Net loss before discontinued operations               (23,370)          (80,127)

Loss from discontinued operations                     (43,718)          (84,297)
                                                 ------------      ------------

Net (Loss)                                       $    (67,088)     $   (164,424)
                                                 ============      ============


Earnings per share:
       Basic and diluted (loss)                  $       --        $      (0.01)
                                                 ============      ============

Weighted average shares outstanding                19,387,400        19,387,400
                                                 ============      ============


                               COLE COMPUTER CORPORATION
                               Statements of Cash Flows
                    For the Quarters Ended March 31, 2004 and 2003
                                      (Unaudited)


                                                                    2004         2003
                                                                 ---------    ---------

Cash Flows from Operating Activities:
        Net loss                                                 $ (67,088)   $(164,424)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
             Depreciation                                           14,488       22,936
        Change in cash from operating assets and liabilities:
             Accounts receivable                                     5,596       19,157
             Inventory                                                --         29,897
             Other current assets                                    8,231      (13,031)
             Accounts payable                                       52,775       63,500
             Accrued expenses                                      (34,143)      (9,380)
                                                                 ---------    ---------

  Net cash (used in) operating activities                          (20,141)     (51,345)
                                                                 ---------    ---------

Cash Flows from Investing Activities:
        Purchase of Equipment                                         --         (4,784)
                                                                 ---------    ---------

Net cash used in investing activities                                 --         (4,784)
                                                                 ---------    ---------

Cash Flows from Financing Activities:
        Loan proceeds from notes payable-related party               9,000         --
        Principal payments on notes and capital leases payable        --        (37,279)
                                                                 ---------    ---------

Net cash provided by financing activities                            9,000      (37,279)
                                                                 ---------    ---------

Net change in cash                                                 (11,141)     (93,408)

CASH, beginning of year                                             22,615      146,218
                                                                 ---------    ---------

CASH, end of year                                                $  11,474    $  52,810
                                                                 =========    =========


                 See accompanying notes to financial statements


Supplemental Disclosures of Cash Flow Information:
        Interest paid                                            $    --      $   6,111
        Income taxes paid                                        $    --      $    --



















                                        3

                            COLE COMPUTER CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of March 31, 2004, and related statements of operations and cash flows for the interim periods ended March 31, 2004 and 2003 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2003, Form 10-KSB.

NOTE 2 - NATURE OF BUSINESS

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at March 31, 2004, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of March 31, 2004. Comparative period operations have been restated to conform with the 2004 presentation of discontinued operations.

NOTE 3 - GOING CONCERN

As indicated above, the Company is no longer in business nor has it determined what its future activities will be. It is not known at this time whether the Company will continue as a going concern since new management has not as yet taken over operations of the Company. No commitments have been made to continue the Company as a business entity and, accordingly, there is a substantial doubt that the Company will continue as a going concern.

Item 2. Management's Discussion & Analysis

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-QSB and the Company's most recent Form 10-KSB. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company's strategy for improving and funding its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at March 31, 2004, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of March 31, 2004. Comparative period operations have been restated to conform with the 2004 presentation of discontinued operations.

The Company incurred a net loss for the quarter ended March 31, 2004 of ($67,088) as compared to a net loss of ($164,424) for the quarter ended March 31, 2003. At March 31, 2004, we had a deficit net worth of ($1,172,673) and negative working capital of ($1,186,185). These factors create substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue to exist.

The loss from discontinued operations decreased $41,759 or 49%, from a loss of ($84,297) in 2003 to a loss of ($43,718) in 2004. This decrease is principally due to the closing of several retail locations. The Company's business model of locating retail outlets outside of military bases resulted in the closing of these outlets due to the high number of military personnel being deployed for contingency operations in support of Middle East operations.

Liquidity.

As of March 31, 2004, the Company had $11,474 in cash and a working capital deficit of ($1,186,185). Subsequent to March 31, 2004 the Company has exhausted substantially all of its available cash.


                                QUARTERLY RESULTS


General and administrative expenses for the three months ended March 31, 2004, decreased by $55,857 or 80% to $13,611 from $69,468 for the corresponding period of the prior year. A decrease in legal fees and administrative payroll costs contributed to the decrease in general and administrative expenses for the quarter.

Interest expense for the three months ended March 31, 2004, decreased by $900, or 8%, to $9,759 from $10,659 for the corresponding period of the prior year.

For the three months ended March 31, 2004, the Company experienced a net loss of ($67,088) compared to a net loss of ($164,424) for the corresponding period of the prior year.


Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 3: Defaults Upon Senior Securities
                                                                    Amount
                                                  Nature              of
                                                    Of              Default/
Indebtedness:                                     Default          Arrearage
-------------                                     -------          ---------

Capitalized equipment lease, due in monthly
  installments of $1,090 including interest
  at 30%, maturing September 2008, and
  collateralized by equipment                   non-payment         $5,450

Note payable to a corporation, due in weekly
  installments of $1,250 including interest
  at 12%, with remaining principal and
  interest due December 31, 2004                non-payment         40,723

Note payable to affiliate, principal and
  interest due February 1, 2005, bearing           interest
  interest at 7%                                non-payment         20,277

Note payable to affiliate, principal and
  interest due February 1, 2005, bearing           interest
  interest at 8%                                non-payment          9,096
                                                                  --------

                                                                  $ 75,546
                                                                  ========


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


                                            COLE  COMPUTER  CORPORATION
Date:  May 20, 2004

                                            By:/s/ John Ruth
                                               ---------------------------------
                                               John Ruth
                                               President