Form 10QSB
period 2004-06-30
COLE COMPUTER CORP
filed 2004-08-19
CIK 828189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

As of June 30, 2004 15,437,400 shares of, Common Stock of the issuer were outstanding. 4,000,000 shares were held in treasury by Cole Computer Corporation.

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

                            COLE COMPUTER CORPORATION
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)



Current Assets:
        Cash                                                        $       175
        Other current assets                                              5,863
                                                                    -----------


Total Assets                                                        $     6,038
                                                                    ===========

Current Liabilities:
        Notes Payable                                               $   977,439
        Accounts Payable - Other                                         11,930
        Accounts Payable - Trade                                        171,842
        Accrued Expenses                                                 54,975
                                                                    -----------

               Total Current Liabilities                            $ 1,216,186
                                                                    -----------


Commitments and contingencies

Stockholders' Equity:
        10% cumulative preferred stock, $100 par value, 10,000,000 shares authorized,
               0 shares issued and outstanding

        Preferred stock, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding

        Common stock, $.001 par value, 80,000,000
               shares authorized, 19,387,400
               shares issued and outstanding                             19,387
        Paid in capital                                               2,828,321
        Deficit                                                      (4,053,856)
        Less: treasury stock, 4,000,000 shares at cost                   (4,000)
                                                                    -----------
Total Stockholder's Equity (Deficit)                                 (1,210,148)
                                                                    -----------

Total Liabilities & Stockholders' Equity (Deficit)                  $     6,038
                                                                    ===========


                                                    COLE COMPUTER CORPORATION
                                                     STATEMENTS OF OPERATIONS
                                     For the Three and Six Months Ended June 30, 2004 and 2003
                                                              (Unaudited)


                                                      Three Months Ended                     Six Months Ended
                                                     2004              2003              2004                2003
                                                 ------------      ------------      ------------        ------------

Costs & Expenses:
       G&A Expenses                          $     20,477        $     41,061        $     34,089        $    110,529
       Interest Expense                            16,998              11,321              26,757              21,980
                                             ------------        ------------        ------------        ------------

             Total Expenses                        37,475              52,382              60,846             132,509
                                             ------------        ------------        ------------        ------------

Net loss before discontinued operations           (37,475)            (52,382)            (60,846)           (132,509)

Loss from discontinued operations                    --              (114,187)            (43,718)           (198,484)
                                             ------------        ------------        ------------        ------------

Net (Loss)                                   $    (37,475)       $   (166,569)       $   (104,564)       $   (330,993)
                                             ============        ============        ============        ============


Earnings per share:
       Basic and diluted (loss)              $       --          $      (0.01)       $       --          $       (.02)
                                             ============        ============        ============        ============

Weighted average shares outstanding            19,387,400          19,387,400          19,387,400          19,387,400
                                             ============        ============        ============        ============




                                          COLE COMPUTER CORPORATION
                                          Statements of Cash Flows
                               For the Six Months Ended June 30, 2004 and 2003
                                                  (Unaudited)


                                                                        2004                  2003
                                                                      ---------             ---------

Cash Flows from Operating Activities:
        Net loss                                                      $(104,564)            $(330,993)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
             Depreciation                                                14,488                46,071
             Provision for bad debts                                       --                  22,000
        Change in cash from operating assets and liabilities:
             Accounts receivable                                          5,596                36,595
             Inventory                                                     --                  97,695
             Other current assets                                        21,387                 9,202
             Accounts payable                                            52,775               150,293
             Accrued expenses                                           (29,122)              (28,691)
                                                                      ---------             ---------

  Net cash (used in) Provided by operating activities                   (39,440)                2,172
                                                                      ---------             ---------

Cash Flows from Investing Activities:
        Purchase of Equipment                                              --                  (3,381)
                                                                      ---------             ---------

Net cash used in investing activities                                      --                  (3,381)
                                                                      ---------             ---------

Cash Flows from Financing Activities:
        Loan proceeds from notes payable-related party                    9,000                  --
        Principal payments on notes and capital leases payable             --                 (56,936)
        Proceeds from note payable                                        8,000                  --
                                                                      ---------             ---------

Net cash provided by (used in) financing activities                      17,000               (56,936)
                                                                      ---------             ---------

Net change in cash                                                      (22,440)              (58,145)

CASH, beginning of year                                                  22,615               146,218
                                                                      ---------             ---------

CASH, end of year                                                     $     175             $  88,073


                                See accompanying notes to financial statements


Supplemental Disclosures of Cash Flow Information:
        Interest paid                                                 $    --               $  20,439
        Income taxes paid                                             $    --               $    --


                            COLE COMPUTER CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1 - PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of June 30, 2004, and related statements of operations and cash flows for the interim periods ended June 30, 2004 and 2003 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2003, Form 10-KSB.

NOTE 2 - NATURE OF BUSINESS

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at June 30, 2004, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of June 30, 2004. Comparative period operations have been restated to conform with the 2004 presentation of discontinued operations.

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

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at June 30, 2004, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of June 30, 2004. Comparative period operations have been restated to conform with the 2004 presentation of discontinued operations.

The Company incurred a net loss for the six months ended June 30, 2004 of ($104,564) as compared to a net loss of ($330,993) for the six months ended June 30, 2003. At June 30, 2004, we had a deficit net worth of ($1,210,148) and negative working capital of ($1,210,148). These factors create substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue to exist.

The loss from discontinued operations for the six months ended June 30, 2004 decreased $154,766 or 80%, from a loss of ($198,484) in 2003 to a loss of ($43,718) in 2004. This decrease is principally due to the ceasing retail operations in March 2004.

Liquidity.

As of June 30, 2004, the Company had $175 in cash and a working capital deficit of ($1,210,148).


                                QUARTERLY RESULTS


General and administrative expenses for the three months ended June 30, 2004, decreased by $20,584 or 50% to $20,477 from $41,061 for the corresponding period of the prior year. A decrease in legal fees and administrative payroll costs contributed to the decrease in general and administrative expenses for the quarter, as well as ceasing store operations in March 2004.

Interest expense for the three months ended June 30, 2004, increased by $5,677, or 5%, to $16,998 from $11,321 for the corresponding period of the prior year. This increase was a result of the Company's default on existing notes payable payments.


Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3: Defaults Upon Senior Securities

                                                  Nature
                                                    Of
Indebtedness:                                     Default
-------------                                     -------

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

Note payable to affiliate, principal and
  interest due February 1, 2005, bearing           interest
  interest at 7%                                non-payment

Note payable to affiliate, principal and
  interest due February 1, 2005, bearing           interest
  interest at 8%                                non-payment



As a result of ceasing retail operations in March 2004, the Company is in default on substantially all of its outstanding debt as of June 30, 2004, as reflected in the accompanying balance sheet.


ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.     Description of Exhibit
     ----------      ----------------------

     31.1             Rule 13a-14(a) Certifications
     32.1             Section 1350 Certification

(b)  Reports on Form 8-K

     None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLE  COMPUTER  CORPORATION
Date:  August 19, 2004

                                            By:/s/ John Ruth
                                               ---------------------------------
                                                   John Ruth
                                                   President