Form 10QSB
period 2004-09-30
COLE COMPUTER CORP
filed 2004-12-16
CIK 828189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23819

COLE COMPUTER CORPORATION

(Exact name of registrant as specified in its charter)

                     NEVADA                                                             76-0547762
      (State or other jurisdiction of              (IRS Employer Identification No.)
         incorporation or organization)

5577 N.W. Expressway, Okalahoma City, OK 73132

(Address of principal executive offices)

Registrant's telephone number including area code: (405) 721-7600

N/A

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

15,437,400
Number of shares the issuer had outstanding as of September 30,2004. 4,000,000 shares were held in treasury by Cole Computer Corporation.

COLE COMPUTER CORPORATION

FORM 10-QSB

INDEX

Part 1 - Financial Information

Item 1. FINANCIAL STATEMENTS 1

Item 2. Management's Discussion and Analysis 5

Item 3. Control and Procedures 6

Part II - Other Information

Item 3. Defaults Upon Senior Securities 7

Item 6. Exhibits and Reports on Form 8-K 7

Siignatures 7

COLE COMPUTER CORPORATION

Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Current Assets	$ 2,453	$ -
Total Current Assets	$ 2,453	$ -

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable	$ 977,439	$
Accounts payable - other	11,930
Accounts payable - trade	171,842
Accrued expenses	70,506
Total Current Liabilities	1,231,716
Commitments and Contingencies
Stockholders' Equity
10% cumulative preferred stock, $100 par value, 10,000,000 shares Authorized, 0 shares issued and outstanding	-	-
Preferred stock, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock; $.001 par value, 80,000,000 shares authorized, 19,387,400 issued and outstanding	19,387
Additional paid in capital	2,828,321
Deficit	(4,072,971)
Less: treasury stock, 4,000,000 shares at cost	(4,000)
Total stockholders' (Deficit)	(1,229,263)
Total Liabilities and Stockholders' Equity (Deficit)	$ 2,453	$ -

COLE COMPUTER CORPORATION

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	September 30 2004	September 30 2003	September 30, 2004	September 30 2003
Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General & administrative	$ 3,789	$ 34,159	$ 37,877	$ 144,688
Interest expense	19,377	12,583	46,134	34,563
Total Expenses	(23,166)	(46,742)	(84,011)	(179,251)

Other Income	4,050	-	4,050	-
Net loss before discontinued operations	(19,116)	(46,742)	(79,961)	(179,251)
Loss from discontinued operations	-	(47,005)	(43,718)	(245,489)
Net income (loss)	$ 19,116)	$ (93,747)	$ (123,679)	$ (424,740)

Earnings per share:
Basic and diluted income (loss)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)
Weighted Average Outstanding Shares	19,387,400	19,387,400	19,387,400	19,387,400

COLE COMPUTER CORPORATION

Statement of Cash Flows

(Unaudited)

	For the Nine months Ended
	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities
Net income (loss)	$ (123,679)	$ (424,740)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	14,488	68,250
Provision for bad debts	-	22,000
Gain/loss on disposition of assets	-	5,786
Change in cash from operating assets and liabilities:
Accounts receivable	5,596	46,411
Inventory	-	193,923
Other current assets	27,250	(38,855)
Accounts payable	52,775	(278,009)
Accrued expenses	(13,591)	(38,372)
Net cash (used in ) operating activities	(37,161)	(443,336)
Cash Flows from Investing Activities:
Purchase of equipment	-	(21,001)
Proceeds from sale of equipment	-	6,167
Payment for deposits	-	(600)
Net cash (used in) investing activities	-	(15,434)
Cash Flows From Financing Activities:
Proceeds from notes payable-affiliate	-	414,516
Loan proceeds from notes payable-related party	9,000	-
Proceeds from notes payable	8,000	-
Principal payments on notes and capital leases payable	-	(59,942)
Net cash provided by financing activities	17,000	354,574
Net change in cash	(20,161)	(104,196)
Cash, Beginning of Period	22,615	146,218
Cash, End of Period	$ 2,454	$ 42,022
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ 34,137

COLE COMPUTER CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

NOTE 1 - PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of September 30, 2004, and related statements of operations and cash flows for the interim periods ended September 30, 2004 and 2003 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2003, Form 10-KSB.

NOTE 2 - NATURE OF BUSINESS

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business.

Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at September 30, 2004, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of September 30, 2004. Comparative period operations have been restated to conform with the 2004 presentation of discontinued operations.

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

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations. Agreements are currently being prepared to dispose of its operations through the sale to another entity or liquidation of the business. Further, agreements are currently being negotiated to determine the future operations of the Company. At this time, no definitive contracts have been completed to either dispose of the activities or change its operations. All assets of the Company have been reflected in the balance sheet at September 30, 2004, at their current estimated fair values. Due to the ongoing negotiations regarding the disposition of retail operations and the uncertainty of the outcome, all existing liabilities have been reflected at their stated values as of September 30, 2004. Comparative period operations have been restated to conform with the 2004 presentation of discontinued operations.

The Company incurred a net loss for the nine months ended September 30, 2004 of ($123,679) as compared to a net loss of ($424,740) for the nine months ended September 30, 2003. At September 30, 2004, we had a deficit net worth of ($1,229,263) and negative working capital of ($1,229,263). These factors create substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue to exist.

The loss from discontinued operations for the nine months ended September 30, 2004 decreased $201,771 or 82%, from a loss of ($245,489) in 2003 to a loss of ($43,718) in 2004. This decrease is principally due to the ceasing retail operations in March 2004.

LIQUIDITY

As of September 30, 2004, the Company had $2,453 in cash and a working capital deficit of ($1,229,263).

QUARTERLY RESULTS

General and administrative expenses for the three months ended September 30, 2004, decreased by $30,370 or 89% to $3,789 from $34,159 for the corresponding period of the prior year. A decrease in legal fees and administrative payroll costs contributed to the decrease in general and administrative expenses for the quarter, as well as ceasing store operations in March 2004.

Interest expense for the three months ended September 30, 2004, increased by $6,794, or 54%, to $19,377 from $12,583 for the corresponding period of the prior year. This increase was a result of the Company's default on existing notes payable payments.

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

PART II - OTHER INFORMATION

ITEM 3: Defaults Upon Senior Securities

Nature Of

Indebtedness: Default

Capitalized equipment lease, due in monthly installments of $1,090 including interest at 30%, maturing September 2008, and collateralized by equipment non-payment  Note payable to a corporation, due in weekly installments of $1,250 including interest at 12%, with remaining principal and interest due December 31, 2004 non-payment  Note payable to affiliate, principal and interest due February 1, 2005, bearing interest interest at 7% non-payment  Note payable to affiliate, principal and interest due February 1, 2005, bearing interest interest at 8% non-payment

As a result of ceasing retail operations in March 2004, the Company is in default on substantially al of its outstanding debt as of September 30, 2004, as reflected in the accompanying balance sheet.

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Description of Exhibit

31.1 Rule 13a-14(a) Certification

32.1 Section 1350 Certification

(b) Reports on Form 8-K

Current report on Form 8-K filed on August 19, 2004 relating to the resignation of certain directors and officers.

Current report on Form 8-K filed on December 6, 2004 relating to change in registrant's certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16 , 2004 Cole Computer Corporation /S/ John Ruth

John Ruth, Chief Executive Officer

Exhibit 31.1

CERTIFICATION
PURSUANT TO SECTION 13a-14
OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED

I John Ruth certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cole Computer Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to makethe statements made, in light of circumstances under which such statements weremade, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the dte of our most recent evaluation, including any corrective actions with regard to significatn deficiencies and material weaknesses.

/s/ John Ruth

Date: December 16, 2004

John Ruth, Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. 1350 (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

For the Quarterly Report of Cole Computer Corporation (the "Company")on Form 10-QSB for the period ending March 31, 2004, (the "Report"), the Undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

 (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

Dated: December 16, 2004

/s/ John Ruth

John Ruth, Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Cole Computer Corporation and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

[This Section 906 certification accompanies the Report, but is not "filed" as part of the Report.]