Form 10KSB
period 2004-12-31
COLE COMPUTER CORP
filed 2005-04-15
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23819

COLE COMPUTER CORPORATION

(Exact name of Registrant as specified in its charter)

State or other jurisdiction of  incorporation or organization: Nevada

IRS Employer Identification No: 76-0547762

378 North Main, #124; Layton, UT 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.001 per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenue for the year ended December 31, 2004: $0

Based upon the closing price of the registrant's Common Stock as of April 13, 2005 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $388,748.

As of March 11, 2005, the number of shares outstanding of the Registrant's Common Stock was 69,437,400. 4,000,000 shares are held in treasury by Cole Computer Corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The Company was organized under the laws of the State of Nevada on August 4, 1987 under the name Pandora's Golden Box. On June 3, 1997, the Board of Directors authorized a reverse split of the Company's common stock on a 100:1 basis. In December 1998, the Company changed the name to Cole Computer Corporation. In December 1998, the Company acquired Electronic Service So., Inc., an Oklahoma corporation doing business as Computer Masters ("Computer Masters") in a reverse acquisition.

During the first quarter of 2004, the Company's management decided to cease doing business as a retail computer sales operation. Accordingly, all activities have been treated as discontinued operations. The Company is in the process of disposing of its operations through the sale to another entity or liquidation of the business. At this time, no definitive contracts have been completed to dispose of the Company's limited assets. The Company is currently seeking a business opportunity to merge with or acquire.

In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. The Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

During the fourth quarter, Wayne Mower was appointed President and Director of the Company and John Ruth resigned as President and Director.

Number of Employees.

The Company currently has no employees .

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of security holders in 2004.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "COLV.OB". As of March 1, 2005, the Company had approximately 345 shareholders of record.

The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Year	Quarter Ended	High	Low
2002	December 31	$ 0.27	$ 0.06
2003	March 31 June 30 September 30 December 31	$ 0.15 .13 .13 .06	$ 0.06 .06 .04 .03
2004	March 31 June 30 September 30 December 31	$ 0.02 .02 .05 .06	$ 0.01 .02 .04 .04

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

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

In January 2004, a former officer and director was issued 50,000 common shares for services rendered and valued at $500.

Effective December 13, 2004, Cole Computer Corporation, ("the Company") experienced a change in control of registrant due to Business Growth Funding, Inc., in exchange for $50,000 being issued 50,000,000 shares of common stock which represents 72% of the total outstanding

Due to the following issuance of stock, the outstanding common stock of the Company increased from 19,387,400 to 69,437,400 issued and outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in Cole's filings with the Security and Exchange Commission.

Results of Operations

On or about March 1, 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued. Prior year operations have been restated to conform with the 2004 presentation of discontinued operations.

The Company incurred a net loss for the fiscal year ended December 31, 2004 of ($177,826) as compared to a net loss of ($845,166) for the fiscal year ended December 31, 2003. The 2004 loss includes the recognition of loss on disposal of discontinued operations of ($43,719), which is attributable to the value of assets held at December 31, 2004 related to retail store operations. At December 31, 2004 the Company had a deficit net worth of $(4,127,118) and negative working capital of ($1,232,910). These factors create substantial doubt about the Company's ability to continue as a going concern.

General and administrative expenses decreased by $127,816 from $200,685 in 2003 to $72,869 in 2004. This decrease was principally due to discontinued operations. Interest expense increased by $17,415 from $51,328 in 2003 to $68,743 in 2004. This increase was due to an increase in interest bearing debt.

The loss from discontinued operations decreased $291,138 from a loss of ($334,857) in 2003 to a loss of ($43,719) in 2004. This decrease is principally due to the closing of seven retail locations. The Company's business model of locating retail outlets outside of military bases resulted in the closing of these outlets due to the high number of military personnel being deployed for contingency operations in support of Middle East operations.

Liquidity and Capital Resources

As of December 31, 2004, the Company had $5,287 in cash and a working capital deficit of ($1,232,910). As of March 31, 2005 the company has exhausted substantially all of its available cash.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Balance Sheets as of December 31, 2004

Statements of Operations for the Years ended December 31, 2004 and 2003

Statements of Stockholders' Equity for the period from October 1, 2001 to December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Financial Statements

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cole Computer Corporation

Layton, Utah

We have audited the accompanying balance sheet of Cole Computer Corporation as of December 31, 2004, and the related statement of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole Computer Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended December 31, 2004, respectively in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cole Computer Corporation will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Cole Computer Corporation to continue as a going concern at December 31, 2004. Management's plans in regard to that matter also are described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson

Chisholm, Bierwolf, Nilson

Bountiful, Utah

April 13, 2005

COLE COMPUTER CORPORATION

BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Current Assets
Cash	$ 5,287	$ 22,615
Accounts Receivable - Other	-	5,596
Prepaid Expenses	-	27,250
Total Current Assets	5,287	55,461
Fixed Assets, net	-	28,000
Total Assets	$ 5,287	$ 83,461
Liabilities and Stockholders' Equity
Current Liabilities
Notes Payable	$ 947,976	$ 972,125
Accrued Interest Payable	80,325	11,976
Accounts Payable - Other	-	9,543
Accounts Payable - Trade	209,896	123,280
Accrued Expenses	-	72,121
Total Current Liabilities	1,238,197	1,189,045
Stockholders' Equity (Deficit)
10% cumulative preferred stock, 10,000,000 shares authorized, $100 par value, 0 shares issued and outstanding	-	-
Preferred stock, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock; 80,000,000 Shares Authorized; $.001 Par Value; 69,437,400 and 19,387,400 Shares Issued and Outstanding, Respectively	69,437	19,387
Capital in Excess of Par Value	2,828,771	2,828,321
Accumulated Deficit	(4,127,118)	(3,949,292)
Less: Treasury stock, 4,000,000 shares at cost	(4,000)	(4,000)
Total Stockholders' Equity (Deficit)	(1,232,910)	(1,105,584)
Total Liabilities & Stockholders' Equity	$ 5,287	$ 83,461

COLE COMPUTER CORPORATION

STATEMENTS OF OPERATIONS

	December 31, 2004	December 31, 2003
Revenue	$ -	$ -
Expenses
General & Administrative	72,869	200,685
Total Expenses	72,869	200,685
Net Income (Loss) from Operations	(72,869)	(200,685)
Other Income (Expenses)
Other Income	7,505	-
Interest Expense	(68,743)	(51,328)
Total Other Income (Expenses)	(61,238)	(252,013)
Income (Loss) - Before taxes and discontinued operations	(134,107)	(252,013)
Taxes	-	-
Income (Loss) - Before discontinued operations	(134,107)	(252,013)
Loss from discontinued operations	43,719	334,857
Loss on disposal of discontinued operations	-	258,296
Net Income (Loss)	$ (177,826)	$ (845,166)
Net (Loss) Per Common Share	$ (.011)	$ (.04)
Weighted Average Outstanding Shares	21,900,414	19,387,400

COLE COMPUTER CORPORATION

Statements of Cash Flows

	For the Years Ended December 31,
Cash Flows from Operating Activities	2004	2003
Net (Loss)	$ (177,826)	$ (845,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	500	-
Depreciation	-	86,954
Equipment impairment/gain/losses on asset disposition	28,000	16,171
Loss on disposal of discontinued operations	-	258,296
Change in cash from operating assets and liabilities:
Accounts receivable	5,596	97,290
Inventory	-	301,748
Other current assets	27,250	(12,184)
Accounts payable	77,073	(293,471)
Accrued expenses	(3,772)	(68,445)
Net Cash Provided (Used) by Operating Activities	(43,179)	(458,807)
Cash Flows from Investing Activities
Purchase of equipment	-	(21,053)
Proceeds from sale of equipment	-	6,167
Payment for deposits	-	(400)
Net Cash Provided (Used) by Investing Activities	-	(15,286)

COLE COMPUTER CORPORATION

Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003
Cash Flows from Financing Activities
Proceeds from Notes Payable	$ -	$ 414,516
Issuance of Common Stock for Cash	50,000	-
Principle payments on notes and capital leases payable	(24,149)	(64,024)
Net Cash Provided (Used) by Financial Activities	25,851	350,492
Increase (Decrease) in Cash	(17,328)	(123,601)
Cash, Beginning of Period	22,615	146,218
Cash, End of Period	$ 5,287	$ 22,617
Supplemental Disclosure
Interest	$ -	$ 45,299
Income Taxes (Including Interest & Penalties)	-	-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

During the year ended December 31, 2004, the Company had the following non-cash transactions:

- Accounts payable to an affiliate totaling $414,516 was converted to a long-term note payable.

- Equipment valued at $33,000 was acquired in a capital lease transaction, involving an exchange of equipment.

COLE COMPUTER CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From December 31, 2001 to December 31, 2004

	Common Stock		Treasury Stock		Capital In Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance December 31, 2002	19,387,400	19,387	(4,000,000)	(4,000)	2,828,321	(3,104,126)
Loss for the Year Ended December 31, 2003	-	-	-	-	-	(845,166)
Balance, December 31, 2003	19,387,400	19,387	(4,000,000)	(4,000)	2,828,321	(3,949,292)
Shares issued for services rendered January, 2004 at $.01	50,000	50	-	-	450	-
Shares issued for cash December, 2004 at $.001	50,000,000	50,000	-	-	-	-
Loss for the Year Ended December 31, 2004	-	-	-	-	2,828,771	(177,826)
Balance, December 31, 2004	69,437,400	$ 69,437	(4,000,000)	$ (4,000)	$ 2,828,771	$ (4,127,118)

COLE COMPUTER CORPORATION

Notes to Financial Statements

December 31, 2004

NOTE 1 - Organization and History

The Company was organized under the laws of the State of Nevada on August 4, 1987 under the name Pandora's Golden Box. On June 3, 1997, the Board of Directors authorized a reverse split of the Company's common stock on a 100:1 basis. In December 1998, the Company changed the name to Cole Computer Corporation. In December 1998, the Company acquired Electronic Service So., Inc., an Oklahoma corporation doing business as Computer Masters ("Computer Masters") in a reverse acquisition.

During the first quarter of 2004, the Company's management decided to cease doing business as a retail computer sales operation. Accordingly, all activities have been treated as discontinued operations. The Company is in the process of disposing of its operations through the sale to another entity or liquidation of the business. At this time, no definitive contracts have been completed to dispose of the Company's limited assets. The Company is currently seeking a business opportunity to merge with or acquire.

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

NOTE 2 - SUMMARY OF CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less. The financial statements as of December 31, 2004 and 2003 do not include any cash equivalents.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established through a provision for bad debts when management believes collection of accounts receivable is doubtful. Accounts are written-off against this allowance when all collection efforts by the Company have been exhausted. The balance of the allowance at December 31, 2003, has been included in the loss on disposal of discontinued operations.

Property and Equipment

Property and equipment is carried at cost and consists of vehicles, furniture and fixtures, computers used for inventory control, and retail point-of-sale terminals. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Depreciation is determined using the straight-line method based over their estimated useful lives of five years. In connection with the decision to cease retail operations, property and equipment with an amortized cost of $102,622 has been recognized in the loss from discontinued operations. Equipment with a net book value of $28,000, which approximates fair value, is included in the accompanying financial statements. This equipment was disposed of during the year ended December 31, 2004.

Earnings Per Common Share

Earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding, plus potential dilutive securities. For the years ended December 31, 2004 and 2003, the effect of potential dilutive securities was insignificant.

Revenue Recognition

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2004, does not differ materially from the aggregate carrying values of its financial instruments.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

(a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities.

(b) The Company will seek to continue converting certain outstanding loans and payables into common stock in order to reduce future cash obligations;

(c) Management is identifying prospective acquisition targets with sufficient cash flow to fund operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses;

The Company's future capital requirements will depend on its ability to successfully implement these initiatives.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

The Company has the following notes payable obligations:	December 31, 2004	December 31, 2003
Note payable to a bank, due on demand with interest payable monthly based upon a variable rate established by the Lender (based upon prime rate), collateralized by accounts receivable, equipment and inventory.	$ 98,000	$ 90,000
Note payable to a former director of the Company, bearing interest at 12% with principal and interest due one year from the date of issuance.	12,900	12,900
Note payable to a corporation, interest at 12%, with remaining principal and interest due December 31, 2004, note is currently in default	84,289	84,249
Note payable to former affiliate, principal and interest due February 1, 2005, bearing interest at 7% , note is currently in default.	414,516	414,516
Note payable to former affiliate, principal and interest due February 1, 2005, bearing interest at 8% , note is currently in default.	338,272	338,272
Totals	$ 947,976	$ 939,937
Less Current Maturities	(947,976)	(939,937)
Total Long-Term Notes Payable	$ -	$ -

For reasons discussed in Note 2, the Company has not met its payment requirements regarding certain notes payable. Additionally, the Company does not have assets needed to produce future cash flows necessary to meet these obligations. As such, all debt of the Company has been reflected as current liabilities in the accompanying balance sheet.

NOTE 5 - INCOME TAXES

As of December 31, 2004, the Company had a net operating loss carry forward of approximately $4,127,000, which begins to expire in 2018. Utilization of this deferred tax asset is dependent on future taxable profits, and as such, this amount is considered fully reserved. Additionally, the impact of discontinued operations and events subsequent could limit the Company's ability to fully realize the benefits of the net operating loss carry forward.

NOTE 6 - STOCK OPTIONS

The Company established a stock option plan effective September 1, 2001, which allows current (and certain former) employees, officers and directors of the Company to acquire shares of the Company's authorized common stock. The plan offers participants an option to purchase shares of Company common stock at a fixed price of $.11 per share for a period of five years from the inception of the plan. The number of shares available to each individual is determined by the length of service to and position with the Company, including service with the Company's predecessor company, ESCI, up to the date of the plan. The Board of Directors, upon giving 90 days notice, reserves the right to modify or discontinue the plan based upon business necessity. In connection with the granting of these options, $-0- and $0 of expense was recognized in 2004 and 2003, respectively. Effective December 31, 2004, the Plan was terminated, and the existing options outstanding were cancelled. No options were issued during 2004.

NOTE 7 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended December 31, 2004.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period
Weighted-average shares paid for, but not issued during the period	-
Weighted-average number of common shares used in basic EPS dilutive effect of options	21,900,414
Weighted-average number of common shares and dilutive potential common shares used in diluted EPS	21,900,414

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2004.

NOTE 8 - Stockholders' Equity

In December 2004, the Company issued 50,000,000 shares of restricted common stock for $50,000 cash investment in the Company

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 19, 2005, the Board of Directors approved the termination of Hogan & Slovacek and subsequently engaged Chisholm, Bierwolf, Nilson, LLC to conduct a review of its financial statements as of and for the period ended December 31, 2004. During the two most recent fiscal years December 31, 2003 and 2002, and through September 30, 2004, the Company has not consulted with Hogan & Slovacek regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Cole Computer Corporation, has provided a copy of this disclosure to Hogan & Slovacek in compliance with the provisions of Item 304 (a)(3) of Regulation S-B. See Exhibit 16.1 Letter from Accountant's Firm to the Securities and Exchange Commission dated March 19, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART III

 ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

Name	Age (2004)	Director Since	Position with the Company
Wayne Mower 4766 South Holladay Boulevard Holladay, Utah 84117	46	2004	President, CEO and Director

Wayne Mower, age 46, President and Director has owned his own business in Salt Lake City, Utah for the last 7 years working as a loan officer. Prior to that he worked in the refinery industry for 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance.

To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

Employment Agreements and Other Compensation Arrangements

There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

There is currently no compensation paid to non-employment directors.

Compensation of Directors.

The Company currently has no plan for compensation of its directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class
Business Growth Funding, Inc. 4766 Holladay Blvd. Holladay, UT 84117	50,000,000	76.0%
Officers and Directors As a Group (one)	0	0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits follow the signature page of this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on 8-K. The following reports were filed on a Form 8-K during the fiscal year and subsequent to year end.

1) August 18, 2004. Item 5. Other Events.

2) August 20, 2004. Item 4.01. Change in Registrant's Certifying Accountant.

3) March 19, 2005. Item 4.01 Change in Registrant's Certifying Accountant.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $ 12,500 and $22,500 respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $0 and $2500, respectfully.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cole Computer Corporation

By: Wayne Mower

/s/ Wayne Mower

Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Wayne Mower President and Director

(Principal Executive and

Financial Officer) April 14, 2005

SECTION 302 CERTIFICATION

I, Wayne Mower, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cole Computer Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005 /s/Wayne Mower

Wayne Mower

Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cole Computer Corporation, on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 14, 2005 /s/Wayne Mower

Wayne Mower

Chief Executive Officer and Principal Accounting Officer