Form 10QSB
period 2005-03-31
COLE COMPUTER CORP
filed 2005-05-16
CIK 828189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23819

COLE COMPUTER CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA 76-0547762

(State or other jurisdiction of (IRS Employer Identification No.)

incorporation or organization)

378 North Main, #124; Layton, UT 84041

(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497-9075

N/A

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

69,437,400

Number of shares the issuer had outstanding as of April 28, 2005. 4,000,000 shares were held in treasury by Cole Computer Corporation.

PART I

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through March 31, 2005 have been made. The results of its operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

COLE COMPUTER CORPORATION

Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Current Assets
Cash	$ 5,328	$ 5,287
Total Current Assets	5,328	5,287
Total Assets	$ 5,328	$ 5,287

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable - Related Party	$ 947,976	$ 947,976
Accrued interest payable	99,278	80,325
Accounts payable - discontinued operations	211,803	209,896
Total Current Liabilities	1,259,057	1,238,197
Stockholders' Equity
Preferred Stock, 10% cumulative, $100 par value, 10,000,000 shares Authorized, 0 shares issued and outstanding	-	-
Preferred stock, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock; $.001 par value, 80,000,000 shares authorized, 69,437,400 issued and outstanding	69,437	69,437
Additional paid in capital	2,828,771	2,828,771
Accumulated deficit	(4,147,937)	4,127,118
Less: treasury stock, 4,000,000 shares at cost	(4,000)	(4,000)
Total stockholders' (Deficit)	(1,253,729)	(1,232,910)
Total Liabilities and Stockholders' Equity (Deficit)	$ 5,328	$ 5,287

COLE COMPUTER CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31 2005	March 31 2004
Revenue	$ -	$ -

Costs and Expenses
General & Administrative	$ 5,328	$ 13,611
Total Expenses	5,328	13,611
Income (Loss) from Operations	(5,328)	(13,611)
Other Income and (Expenses)
Other Income	3,462	-
Interest Expense	(18,953)	(9,759)
Total Other Income and (Expenses)	(15,491)	(9,759)
Net income (loss) before discontinued operations	(15,491)	(9,759)
Income (Loss) from discontinued operations	-	(43,718)
Income (Loss) before tax expense	(20,819)	(67,088)
Tax expense	-	-
Net income (loss)	$ (20,819)	$ (67,088)

Earnings per share:
Basic and diluted income (loss)	$ (0.00)	$ (0.00)
Weighted Average Outstanding Shares	69,437,400	19,387,400

COLE COMPUTER CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three months Ended
	March 31, 2005	March 31, 2004
Cash Flows from Operating Activities
Net income (loss)	$ (20,819)	$ (67,088)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	-	14,488
Change in cash from operating assets and liabilities:
Accounts receivable	-	5,596
Other current assets	-	8,231
Increase in Accounts payable	1,907	52,775
Accrued Interest Payable	18,953	(34,143)
Net cash (used in ) operating activities	41	(20,141)
Cash Flows from Investing Activities
Net cash (used in) investing activities	-	-
Cash Flows From Financing Activities:
Loan proceeds from notes payable-related party	-	9,000
Net cash provided by financing activities	-	9,000
Net change in cash	41	(11,141)
Cash, Beginning of Period	5,287	22,615
Cash, End of Period	$ 5,328	$ 11,474
Supplemental Disclosures of Cash Flow Information
Interest paid	$ -	$ -
Taxes	-	-

COLE COMPUTER CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

NOTE 1 - PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of March 31, 2005, and related statements of operations and cash flows for the interim periods ended March 31, 2005 and 2004 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2004, Form 10-KSB.

NOTE 2 - NATURE OF BUSINESS

During 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During 2004, the Company's management decided to cease doing business as a retail computer and sales operation. Accordingly, all activities have been treated as discontinued operations.

Liquidity and Capital Resources. The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $(20,819) and $(67,088) for the quarters ended March 31, 2005, and March 31, 2004, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities

Indebtedness: Nature Of Default

Note payable to a corporation, interest at 12%, with remaining principal and interest due December 31, 2004, note is currently in default	84,289	Non-payment
Note payable to former affiliate, principal and interest due February 1, 2005, bearing interest at 7% , note is currently in default.	414,516	Non-payment
Note payable to former affiliate, principal and interest due February 1, 2005, bearing interest at 8% , note is currently in default.	338,272	Non-payment

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

1). The following exhibits are filed with this report:

31. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13 (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

2). Reports filed on Form 8-K during the period covered by this report:

a) Item 5.01 Changes in Control of Registrant filed March 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Date: May 16, 2005 COLE COMPUTER CORPORATION

By /s/ Wayne Mower

Exhibit 31

SECTION 302 CERTIFICATION

I, Wayne Mower, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cole Computer Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting.

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 16, 2005 /s/

Wayne Mower

Chief Executive Officer

and Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cole Computer Corp., on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Wayne Mower, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May16, 2005 /s/

Wayne Mower, Chief Executive Officer

And Principal Accounting Officer