Form 10QSB
period 2005-06-30
COLE COMPUTER CORP
filed 2005-08-08
CIK 828189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

Yes X No

69,437,400

Number of shares the issuer had outstanding as of July 12, 2005. 4,000,000 shares were held in treasury by Cole Computer Corporation.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through June 30, 2005 have been made. The results of its operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

COLE COMPUTER CORPORATION

Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004
Assets
Current Assets
Cash	$ 4,023	$ 5,287
Total Current Assets	4,023	5,287
Total Assets	$ 4,023	$ 5,287
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable - Related Party	$ 849,976	$ 849,976
Notes payable	98,000	98,000
Accrued interest payable	104,212	80,325
Accounts payable - discontinued operations	192,376	209,896
Total Current Liabilities	1,244,564	1,238,197
Stockholders' Equity
Preferred Stock, 10% cumulative, $100 par value, 10,000,000 shares Authorized, 0 shares issued and outstanding	-	-
Preferred stock, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock; $.001 par value, 80,000,000 shares authorized, 69,437,400 issued and outstanding, respectively	69,437	69,437
Additional paid in capital	2,828,771	2,828,771
Accumulated deficit	(4,134,749)	(4,127,118)
Less: treasury stock, 4,000,000 shares at cost	(4,000)	(4,000)
Total stockholders' (Deficit)	(1,240,541)	(1,232,910)
Total Liabilities and Stockholders' Equity (Deficit)	$ 4,023	$ 5,287

COLE COMPUTER CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$ -	$ -	$ -	$ -

Costs and Expenses
General & Administrative	$ 3,718	$ 20,477	$ 9,025	$ 34,089
Total Expenses	3,718	20,477	9,025	34,089
Income (Loss) from Operations	(3,718)	(20,477)	(9,025)	(34,089)
Other Income and (Expenses)
Other Income	3,455	-	6,917	-
Gain on Settlement of Debt	18,364	-	18,364	-
Interest Expense	(4,934)	(16,998)	(23,887)	(26,757)
Total Other Income and (Expenses)	16,885	(16,998)	1,394	(26,757)
Net income (loss) before discontinued operations	13,168	(37,475)	(7,631)	(60,846)
Income (Loss) from discontinued operations	-	-	-	(43,718)
Income (Loss) before tax expense	13,168	(37,475)	(7,631)	(104,564)
Tax expense	-	-	-	-
Net income (loss)	$ 13,168	$ (37,475)	$ (7,631)	$ (104,564)

Earnings per share:
Basic and diluted income (loss)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted Average Outstanding Shares	69,437,400	19,387,400	69,437,400	19,387,400

COLE COMPUTER CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six months Ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities
Net income (loss)	$ (7,631)	$ (104,564)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	-	14,488
Change in cash from operating assets and liabilities:
Accounts receivable	-	5,596
Other current assets	-	21,387
Increase (Decrease) in Accounts payable	(17,520)	52,775
Accrued Interest Payable	23,887	(29,122)
Net cash (used in ) operating activities	(1,264)	(39,440)
Cash Flows from Investing Activities
Net cash (used in) investing activities	-	-
Cash Flows From Financing Activities:
Loan proceeds from notes payable - related party	-	9,000
Proceeds from note payable	-	8,000
Net cash provided by financing activities	-	17,000
Net change in cash	(1,264)	(22,440)
Cash, Beginning of Period	5,287	22,615
Cash, End of Period	$ 4,023	$ 175
Supplemental Disclosures of Cash Flow Information
Interest paid	$ -	$ -
Taxes	-	-

COLE COMPUTER CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE 1 - PRESENTATION

The balance sheet of Cole Computer Corporation (the Company) as of June 30, 2005, and related statements of operations and cash flows for the interim periods ended June 30, 2005 and 2004 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation's December 31, 2004, Form 10-KSB.

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

NOTE 4 - SETTLEMENT OF DEBT

Due to the settlement of an account payable previously expensed on the books, the Company had a net profit for the period covered by this report. Due to discontinued operations and the inability of the Company to pay the outstanding debt, the vendor agreed to settle the amount owed by taking a discount on the outstanding balance. The amount the company owed was $20,405 and the creditor settled for $2,041. The forgiveness of debt is $18,364.

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

Results of Operation. The Company reported a net income of $13,168 and a net loss $(37,475) for the quarters ended June 30, 2005, and June 30, 2004, respectively. The net income for this quarter was due to the gain on a settlement of an account payable. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

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

2). No reports were filed on Form 8-K during the period covered by this report:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Date: August 3, 2005 COLE COMPUTER CORPORATION

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

Date: August 3, 2005 /s/ Wayne Mower

Wayne Mower

Chief Executive Officer

and Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cole Computer Corp., on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Wayne Mower, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 3, 2005 /s/ Wayne Mower

Wayne Mower, Chief Executive Officer

And Principal Accounting Officer