Form 10QSB
period 2005-09-30
WILSON HOLDINGS, INC.
filed 2005-11-21
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-QSB
_____________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from to

Commission file number: 000-23819

  WILSON HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	76-0547762
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)
2700 VIA FORTUNA, SUITE 400, AUSTIN, TEXAS	78746
(Address of Principal Executive Offices)	(Zip Code)

  (512) 732-0932

(Issuer's Telephone Number, Including Area Code)

  COLE COMPUTER CORPORATION

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

        As of November 17, 2005 the issuer had 17,689,251 outstanding shares of common stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION

Item 1     Financial Statements

The condensed financial statements included herein have been prepared by Wilson Holdings, Inc. (formerly known as Cole Computer Corporation) (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

 In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through September 30, 2005 have been made. The results of its operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

Wilson Holdings, Inc. (formerly known as Cole Computer Corporation) Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Current Assets
Cash	$3,737	$5,287
Total Current Assets	3,737	5,287
Total Assets	$3,737	$5,287

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Notes payable - Related Party	$97,189	$849,976
Notes payable	988,507	98,000
Accrued interest payable	41,408	80,325
Accounts payable - discontinued operations	136,794	209,896
Total Current Liabilities	1,263,898	1,238,197

Stockholders' Equity
Preferred Stock, 10% cumulative, $100 par value,
10,000,000 shares Authorized, 0 shares issued and
outstanding	-	-
Preferred stock, no par value, 10,000,000 shares	-	-
authorized, 0 shares issued and outstanding
Common stock; $.001 par value, 80,000,000 shares
authorized, 245,607 and 69,437,400 issued and
outstanding, retroactively restated.	246	69,437
Additional paid in capital	2,893,974	2,828,771
Accumulated deficit	(4,154,370)	(4,127,118)
Less: treasury stock, 11,429 shares at cost	(11)	(4,000)
Total stockholders' (Deficit)	(1,260,162)	(1,232,910)
Total Liabilities and Stockholders' Equity (Deficit)	$3,737	$5,287

The accompanying notes are an integral part of these financial statements.

Wilson Holdings, Inc. (formerly known as Cole Computer Corporation) Statements of Operations (Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,		September 30,	September 30,	September 30,
	2005		2004	2005	2004

Revenue	$	-	$ -	$-	$-

Costs and Expenses
General & Administrative	$	4,186	$ 3,789	$13,211	$37,877

Total Expenses		4,186	3,789	13,211	37,877
Income (Loss) from Operations		(4,186)	(3,789)	(13,211)	(37,877)

Other Income and (Expenses)
Other Income		2,205	4,050	9,122	4,050
Gain on Settlement of Debt		179	-	18,543	-
Interest Expense		(17,818)	(19,377)	(41,705)	(46,134)

Total Other Income and (Expenses)		(15,435)	(15,327)	(14,040)	(42,084)
Net income (loss) before discontinued
operations		(19,621)	(19,166)	(27,251)	(79,961)
Income (Loss) from discontinued
operations		-	-	-	(43,718)
Income (Loss) before tax expense		(19,621)	(19,166)	(27,251)	(123,679)
Tax expense		-	-	-	-
Net income (loss)		$(19,621)	$(19,166)	$(27,251)	$(123,679)

Earnings per share:
Basic and diluted income (loss)		$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Outstanding Shares		245,607	19,387,400	245,607	19,387,400

The accompanying notes are an integral part of these financial statements.

Wilson Holdings, Inc. (formerly known as Cole Computer Corporation) Statements of Cash Flows (Unaudited)
	For the Nine Months Ended
	September 30,	September 30,
	2005	2004

Cash Flows from Operating Activities
Net income (loss)	$(27,251)	$(123,679)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	-	14,488
Change in cash from operating assets and liabilities:
Accounts receivable	-	5,596
Other current assets	-	27,250
Increase (decrease) in Accounts payable	(73,102)	52,775
Increase (decrease) Accrued Interest Payable	(38,917)	(13,591)
Net cash (used in ) operating activities	(139,270)	(37,161)

Cash Flows from Investing Activities
Net cash (used in) investing activities	-	-

Cash Flows From Financing Activities:
Loan proceeds from notes payable - related party	-	9,000
Proceeds from note payable	-	8,000
Increase (decrease) notes payable - related party	(752,787)	-
Increase (decrease) notes payable	890,507	-
Net cash provided by financing activities	137,720	17,000
Net change in cash	(1,550)	(20,161)
Cash, Beginning of Period	5,287	22,615
Cash, End of Period	$3,737	$2,454

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

Wilson Holdings, Inc.
(formerly known as Cole Computer Corporation)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - PRESENTATION

The balance sheet of Wilson Holdings, Inc. (formerly known as Cole Computer Corporation) (the “Company”) as of September 30, 2005, and related statements of operations and cash flows for the interim periods ended September 30, 2005 and 2004 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in Cole Computer Corporation (predecessor to Wilson Holdings, Inc.)’s December 31, 2004, Form 10-KSB.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements.

NOTE 3 - SETTLEMENT OF DEBT

Due to discontinued operations and the inability of the Company to pay outstanding debts, vendors have agreed to settle the amounts owed by taking a discount on the outstanding balances. During the period covered by this report, debt in the amount of $357 was settled for $178. The gain on settlement of debt is $178.

NOTE 4 - COMMON STOCK

During August 2005, shareholders holding a majority of the Company's common stock voted on a reverse split and on September 22, 2005, the Company effectuated the reverse split on a basis of up to 350 to 1. The recapitalization reduced on a 350 to 1 basis the issued and outstanding shares of the Company's common stock, par value $.001 per share through a reverse split or consolidation, so that shareholders will receive one (1) share of Common Stock for every three hundred and fifty (350) shares of Common Stock now held by the shareholder. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares was reversed and no certificate greater than one hundred shares was reversed below one hundred shares. No fractional shares were issued in connection with such recapitalization and only fractional shares were rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction.

The rights of existing shareholders were not altered and no shareholder was eliminated as a result of the reverse split. All common shares have been retroactively restated to reflect the 350:1 reverse split.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the end of the period covered by this report, the Company accepted the conversion of approximately $1,126,760 of debt for the issuance of 658,922 post-split shares of the Company's common stock. Common Stock and Additional paid in capital were credited for the appropriate amounts.

Subsequent to the end of the period covered by this report, the Company acquired Wilson Family Communities, Inc. See Part II, Item 5 below for a description of this transaction.

NOTE 6 - CHANGE IN COMPANY'S NAME

On August 4, 2005, shareholders holding a majority of the Company's common stock, voted to change the name of the Company to be determined at a later date by the Board of Directors. Effective September 29, 2005, the Company amended its Articles of Incorporation to change its name to Wilson Holdings, Inc. A copy of the Amendment to Articles of Incorporation is attached hereto as Exhibit 3.1.

Due to the reverse split, name change and our acquisition of Wilson Family Communities, Inc., the Company’s trading symbol was been changed to “WSHD.”

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company’s Form 10-QSB and the Company’s most recent Form 10-KSB. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company’s strategy for improving and funding its business, that are based on management’s beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should” or similar expressions are forward-looking statements. Many of the factors that will determine the Company’s future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

General

     Until our acquisition of Wilson Family Communities, Inc. on October 11, 2005, we had no operations and were seeking business opportunities to acquire or merge with. Our acquisition of Wilson Family Communities is described in our Current Report on Form 8-K dated October 11, 2005 and filed October 17, 2005.

Liquidity and Capital Resources.

      As of September 30, 2005 we had minimal liquid assets. We will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that we will be successful in obtaining necessary funding to develop any business opportunities.

     Subsequent to the end of the period covered by this report, all remaining debt and accounts payable from operations have been liquidated.

Results of Operation.

      The Company reported a net loss of $19,621 and $27,251 for the quarters ended September 30, 2005, and September 30, 2004, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations.

      The Company will be looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. There is no guarantee that management will be successful in finding such an opportunity.

Item 3.     Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2005, shareholders holding a majority of the Company's common stock voted on and the Company effectuated a reverse split on a basis of up to 350 to 1. The recapitalization reduced on a 350 to 1 basis the issued and outstanding shares of the Company's common stock, par value $.001 per share through a reverse split or consolidation, so that shareholders will receive one (1) share of Common Stock for every three hundred and fifty (350) shares of Common Stock now held by the shareholder. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares was reversed and no certificate greater than one hundred shares was reversed below one hundred shares. No fractional shares were issued in connection with such recapitalization and only fractional shares were rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction.

The rights of existing shareholders were not altered and no shareholder was eliminated as a result of the reverse split. All common shares have been retroactively restated to reflect the 350:1 reverse split.

As a result of the reverse split, the outstanding common stock changed from 69,437,400 at the beginning of the period covered by this report to 245,607 post-split common shares as of September 30, 2005.

Subsequent to the end of the period covered by this report, the Company accepted the conversion of approximately $1,126,760 of debt for the issuance of 658,922 post-split shares of the Company's common stock.. These conversions of debt have been recorded in the appropriate accounts in the financial statements.

Item 3.     Defaults Upon Senior Securities.

As of September 30, 2005, we were in default of certain of our senior securities, described below:

Indebtedness:		Nature Of Default
Note payable to a corporation, interest at 12%, with
remaining principal and interest due December 31, 2004,	84,289	Non-payment
note is currently in default

Note payable to former affiliate, principal and interest due
February 1, 2005, bearing interest at 7% , note is currently
in default.	414,516	Non-payment

Note payable to former affiliate, principal and interest due
February 1, 2005, bearing interest at 8% , note is currently in default.	338,272	Non-payment

In connection with our acquisition of Wilson Family Communities, Inc. which we consummated on October 11, 2005, we repaid the indebtedness set forth above and are no longer in default of any senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

On August 4, 2005, shareholders holding a majority of the Company's common stock, voted to change the name of the Company to be determined at a later date by the Board of Directors. Effective September 29, 2005, the Company amended its Articles of Incorporation to change its name to Wilson Holdings, Inc.

Item 5.     Other Information.

On October 11, 2005, pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among us, Wilson Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), and the Major Shareholders listed on Schedule A thereto, Wilson Acquisition Corp. was merged with and into WFC, and WFC became our wholly-owned subsidiary. As a result of the Merger, Wilson Holdings, Inc., which previously had no material operations, acquired the business of WFC.

Upon consummation of the Merger each share of WFC common stock was converted into one share of common stock of Wilson Holdings, Inc., and each share of WFC Series A Convertible Preferred Stock was converted into one share of common stock of Wilson Holdings, Inc.

Immediately prior to the Merger, as the result of a reverse stock split and the conversion of certain indebtedness into shares of our common stock, there were approximately 884,463 shares of our common stock outstanding. Approximately 16.8 million shares were issued to holders of issued and outstanding WFC capital stock. Former holders of options to purchase the common stock of WFC hold rights to purchase in the aggregate approximately 850,000 shares of our common stock. The capitalization of Wilson Holdings, Inc. is approximately 19.4 million shares on a fully-diluted basis.

The Merger Agreement was a product of negotiations between Wilson Holdings and WFC. Prior to the Merger, there were no material relationships between Wilson Holdings and WFC, any of their respective affiliates, directors or officers or any associates of such directors or officers.

In connection with the consummation of the Merger, the address of our principal executive officers was changed to 2700 Via Fortuna, Suite 400, Austin, Texas 78746 and the telephone number of our executive offices was changed to (512) 732-0932.

ITEM 6.         Exhibits.

2.1	Agreement and Plan of Reorganization dated as of September 2 2005 by and among Registrant, Wilson Acquisition Corp. Wilson Family Communities Inc. and the Major Shareholders listed on Schedule A thereto (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated September 2, 2005 and incorporated herein by this reference)

3.1	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by this reference)

31.1	Certification

31.2	Certification

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

November 21, 2005	/s/ Clark Wilson
(Date)	Clark Wilson
President and Chief Executive Officer
(Principal Executive Officer)

November 21, 2005	/s/ Daniel Allen
(Date)	Daniel Allen
VP and Chief Financial Officer
(Principal Financial and Accounting Officer)