Form 10KSB
period 2005-12-31
WILSON HOLDINGS, INC.
filed 2006-03-31
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission file number: 000-23819

WILSON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 2700 Via Fortuna, Suite 400, Austin, Texas (Address of principal executive offices)	76-0547762 (I.R.S. Employer Identification No.) 78746 (Zip Code)

(512) 732-0932
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant in response to Item 405 of Regulation S-B contained in this for, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State issuers revenues for its most recent fiscal year. $255,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on March 29, 2006 was approximately $4,958,262 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of March 29, 2006, the Registrant had 17,706,625 outstanding shares of Common Stock.

Wilson Holdings, Inc.

Whenever we refer in this filing to "Wilson Holdings," "the Company," "we," "us," or "our," we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation. References this report to “$” or “dollars” are to United States of America currency.

Table of Contents

Description of Business	1
Description of Property	10
Legal Proceedings	10
Submission of Matters to a Vote of Security Holders	10
Market for Common Equity and Related Stockholder Matters	11
Management's Discussion and Analysis or Plan of Operations	14
Financial Statements	19
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20
Controls and Procedures	20
Other Information	20
Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
of the Exchange Act	20
Executive Compensation	23
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Certain Relationships and Related Transactions	26
Exhibits	27
Principal Accountant Fees and Services	27
Financial Statements	F-1

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, or cautionary statements, include, among others, those under the captions "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations -Overview," and elsewhere in this prospectus, including in conjunction with the forward-looking statements included in this prospectus. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the cautionary statements. You should carefully review the risk factors described in this Annual Report. Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

iii

PART I

Item 1. Description of Business

Overview

We make strategic land acquisitions, develop residential communities and provide services to local home builders. We are led by experienced land acquisition and development professionals knowledgeable about both the local and national real estate markets. Currently, our activities are centered on securing approximately $40 million to $50 million in real estate holdings in the Central Texas region, which we define as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, along with the San Antonio Metropolitan Statistical Area, or San Antonio MSA.

Company History

Wilson Holdings, Inc., a Nevada corporation, is a holding company and was formerly known as Cole Computer Corporation (OTC Bulletin Board COLV). In connection with our acquisition of Wilson Family Communities, Inc., or WFC, which is now our wholly-owned subsidiary and the operating company of our business, we changed our name to Wilson Holdings, Inc., and the symbol under which our Common Stock is quoted on the OTC Bulletin Board has been changed to WSHD. Our predecessor company was incorporated in Nevada in 1987 and became Cole Computer in 1998, at which time it began operating as a personal computer “clone” hardware assembly, sales, and repair company until it ceased those operations in early 2004.

WFC’s business was originally conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., a Texas limited partnership (“Athena”). Athena engaged in various land acquisition, and development activities, including the purchase, entitling, and sale of a 2,400 acre mixed-use tract composed of office, retail and residential lots in central Texas. From October 2003 to May 2005 Athena did not have significant operations. In May 2005, Athena merged into WFC.

Industry Background

We believe that two trends distinguish the land acquisition, development, and homebuilding industries in Central Texas today: rapid population growth and the rising influence of national homebuilding companies.

First, according to the Austin Chamber of Commerce, the increase in population in the Austin MSA during the 1990’s was more than double the growth rate of Texas and almost four times the national growth rate. Accordingly, we expect there will continue to be a high demand for housing in the nearby metropolitan areas. Our other focus region, the San Antonio MSA, has a population of 1.7 million, making it the eighth largest city in the nation. The San Antonio MSA recorded the strongest job growth among the 27 largest cities in Texas in 2004, according to the Texas A&M Real Estate Center.

Second, we believe that growth of national homebuilders and nationwide consolidation within the homebuilding industry, has created opportunities for smaller companies with long term experience and relationships in their local markets. We believe that such companies can benefit from: better knowledge of local product demand; superior understanding of the entitlement process; long term relationships with local regulatory authorities, land owners, designers and contractors; and faster and less cumbersome decision making processes. It is our plan to utilize these advantages to move more quickly and address the needs of underserved segments in our markets.

Our Initial Target Market and Market Data

Our initial target market, Austin, Texas, ranks in the top three places among the 150 metro areas ranked by Forbes magazine (May 2005) on such criteria as business costs, living costs, number of engineers, crime rates, job growth and employment rates. According to Forbes, Austin’s gross metro product is expected to rebound to 7 percent annual growth rate through 2008, thanks to one of the nation’s most highly educated work forces. Two of the key indicators of Austin’s economic health are the steady growth of the employment base and above average employment growth rate compared to Texas and the nation, with the exceptions of 2001 through 2003. Over the past ten years, Austin has added nearly 180,000 jobs and has typically exceeded Texas and national job growth rates.

According to the Texas Workforce Commission, Austin’s employment growth has exceeded the employment growth of the United States except for 2002 which was slightly lower and 2003 when the results were nearly the same. Austin has also experienced employment growth exceeding the state of Texas with the exception of 2001 through 2003.

Austin has also experienced significant population growth. Since 1990, the Austin MSA has been one of the fastest-growing areas in the United States. According to the Austin Chamber of Commerce, the increase in population in the Austin MSA during the 1990’s was more than double the growth rate of Texas and almost four times the national growth rate. While the population growth rate in the Austin MSA has slowed to 13% from 2000 to 2004, population growth continues to exceed the Texas and national averages by a significant margin. In 2004, the population in the Austin MSA reached 1.4 million. We expect the Austin MSA to continue its strong history of both employment and population growth, based on its desirability as a place to live. The worldwide employee relocation council and relocation services provider Primacy Relocation LLC ranked Austin as the second best city among those with populations in excess of 500,000 people for families to relocate, based on cost of living, taxes, home costs, home appreciation, schools, climate, commute times, out-of-state tuition rules at local universities and regulation of long-term care facilities.

Our secondary target market, San Antonio, Texas, is the eighth largest city in the nation and recorded the strongest job growth on a percentage basis among the 27 largest cities in Texas in 2004, according to the Texas A&M Real Estate Center. Two of the nation’s principal interstate freeways, Interstate Highways 10 and 35, cross San Antonio, making it an important transportation center and desirable location for future highway development. According to thecityof.com, a resource for information regarding cities, the increase in Mexican, American and Canadian trade due to the North American Free Trade Agreement has resulted in San Antonio’s emergence as an important trade and international financial center and the home of the North American Development Bank.

According to Alamo Workforce, the San Antonio MSA added 11,000 new jobs from Q2 2004 to Q2 2005. Additionally, according to the San Antonio Economic Development Foundation, or the SAEDF, San Antonio is far more affordable than comparable cities. For example, the SAEDF estimates that moving from San Diego to San Antonio would result in more than a $21,000 savings to the average family. We believe that job growth, as well as the affordability of San Antonio, will continue to draw new residents.

Based on our market experience, land prices in Austin and San Antonio have remained relatively low compared to those in other areas of Texas. Currently, we would estimate that land in the Austin and San Antonio areas targeted for new housing development can typically be acquired at prices of approximately $12,000 and $15,000 an acre, while comparable property in the Dallas and Houston areas might sell for approximately $30,000 per acre. We expect land prices to appreciate due to the positive economic climate in the Austin and San Antonio areas – fueled by employment and population growth. We also believe that the Austin and San Antonio MSA’s are both positioned for an increase in housing prices. The projected increase in population and employment growth combined with the past few years of modest housing price inflation, should increase housing demand and housing prices.

Our Strategy

Our business is focused on three types of activities:

  strategic land acquisition;

  land development and related services, and

  services to homebuilders.
Land Acquisition

The core of our business plan is to secure land strategically, before market demand drives up prices, based on our understanding of population growth patterns and infrastructure development. We believe that national homebuilding companies focus their acquisition efforts on very large tracts of land and their acquisition processes tend to be rather bureaucratic. In our opinion, these factors create an opportunity for us to secure high-quality, smaller tracts which may be overlooked. Additionally, by providing a timely and personalized acquisition effort with decisions approved locally, we expect to have some advantage in the pursuit of larger tracts available in our markets. We expect approximately 75% of our assets to be used for this phase of our business.

Strategic Market Analysis: We plan to support the purchase of land and development of these communities with specific target market analysis. Our analysis goes beyond benchmarking the current competition in the marketplace. We intend to utilize more thorough research processes used within the auto, retail and banking industries. For example, successful auto makers target their products to a very particular type of consumer, based on the consumer’s age range, family and lifestyle attributes. We will utilize a similar approach, gathering consumer preference data, and customizing our product offerings for a variety of buyer segments. We strive to attract a diverse group of buyers by designing multi-product neighborhoods within each community that will be desirable for home buyers at differing income levels and with different needs.. By providing a more customized product mix in our communities and addressing underserved segments, we hope to accelerate the absorption of our subdivisions and earn superior returns.

The Rolling Option. Whenever possible, we plan to use a “Rolling Option” transaction structure to control land and conserve capital. The “Rolling Option” lets us pay for lots as homes are sold. We exercise an option on the land, under which landowners subordinate their ownership interest in the property and are paid a percentage of the sales price of each new home (less development cost) when the sale of the home is closed. This structure limits the inventory of land we need to finance which increases or return on investment and reduces the risks that we would face if we purchased large tracts of land that decline in value.

Land Development and Related Services

In tandem with our land acquisition efforts, and based upon our strategic market analysis, we plan to contract for the preparation of raw real estate for development. Development could include obtaining entitlements for the property such as sewers and water, planning the development, building roads and amenities. We also plan to sell raw or entitled land to others for development. We anticipate offering assistance and site-specific analysis to land owners desiring to maximize land values. Such analysis can help owners design neighborhoods with pocket parks, natural space and varying lot sizes to attract a broader range of buyers, accelerating the absorption of the subdivision and thereby maximizing value. In conjunction with our land acquisition activities, we expect the largest portion of our revenues to come from sales of raw land, developed land and bulk lot sales. We expect these transactions to generate larger but more sporadic revenues, depending on when such opportunities present themselves.

Homebuilder Services

We intend to deliver customized services to local builders who have strong technical skills but may lack the financial resources to compete effectively against national companies. In addition to selling lots to these builders, we intend to offer the builders a package of services designed to help them effectively compete against national builders.

We will provide lots for the builders and package the services below with the land or lots, and receive a percentage of the cost of building the home and sales price of the homes as payment for our services. We will receive payment at the time of closing, when the builders sell their homes. We expect revenues from the homebuilder services, which includes lot sales to these builders, to generate fewer but more consistent revenues than our land-related activities.

These services are as follows:
  Acquisition. As described above, we intend to identify subdivisions and provide lots to our builders for the construction of single family residential homes.

  Contract Bidding. We plan to help builders establish a vendor base and provide bidding and estimation forms and processes. We will assist with reviewing any bids for work, material or goods for each house to be constructed by our builders. We will endeavor to obtain volume discounts purchasing on behalf of our builders.

  Financing. We intend to identify sources of financing for lot purchases and single family residential home construction, and we may offer financing or construction advances on lots or construction projects.

  Marketing. We envision providing advice on desired product mix and plans, plus the marketing of the home builder and single family residential homes constructed by such builder.

  Sales. We plan to consult home builders and help to identify potential sales sources and closing sources in connection with the single family residential homes constructed by each builder.

  Accounting. In conjunction with Contract Bidding and our other related services, we intend to provide builders with project accounting and bookkeeping services.

  Payment Services. We will endeavor to assist builders with purchase order and vendor payment oversight and processes and loan draw compliance review. We intend to bring discipline to the payment process to help control costs.

  Training. We anticipate offering training to personnel of local home builders in bidding, payment, accounting and management services.

  Management. We plan to establish office and management procedures handbook or guidelines for each builder that will cover internal and office management procedures.

  Information Technology. We plan to offer job-site cameras, customized scheduling tools and a software platform to share architectural plans, plan revisions and bidding documents over the internet. These tools are intended to help our builders operate efficiently and thrive.

  Financial Surety. These services would involve providing guarantees to lenders in conjunction with our builder’s interim construction financing. We expect that these will be specialized services that are negotiated and approved for each separate instance. If we agree to provide these services, we would expect that each builder and each principal of such builder will execute and deliver to us a guaranty, security and indemnity agreement in such form and terms and with collateral as is acceptable to us.

The major terms of services agreements provide for the above services with the exception of financing and providing financial surety, which are negotiated and priced separately with each builder. Payment for services is collateralized by the underlying lots or land provided as well as personal guarantees. We are paid for our services when the builder sells the completed homes. The contracts are specific to certain subdivisions and continue in effect until such subdivision is completed. Currently we have signed agreements with two builders.

Our long-term plan is to further expand our business by entering markets outside the Austin and San Antonio MSA’s within the next two to three years. We believe that our land acquisition and strategic marketing processes, coupled with our homebuilder services will create demand from local homebuilders situated in other markets and will create opportunities for quality growth of the company.

Property

We lease approximately 4,000 square feet at a monthly rental of $ 6,166 for our corporate offices in Austin, Texas under a lease that expires in February 28, 2007. We believe this facility is adequate to meet our requirements at the current level of business activity.

Because of the nature of our land sales and land development services operations, significant amounts of property are held as inventory in the ordinary course of our land sales and land development services business. Such properties are not included in response to this Item.

Employees

On March 15, 2006, we had 11 employees and five full-time consultants. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Environmental Regulation

Federal, state and local regulations impose various environmental controls on our industry. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations.

RISK FACTORS

Our current operating business has a limited operating history and revenues.

Wilson Holdings recently acquired Wilson Family Communities, or WFC, which has a limited operating history and, accordingly, is subject to substantial risks inherent in the commencement of any new business enterprise. The business of WFC was conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P. to engage in land acquisition, development and homebuilder services. Athena has not generated significant revenues, and, to date, Wilson Holdings has only generated $255 thousand in revenues and net losses of approximately $1.5 million.

There can be no assurance that we will be able to successfully acquire, develop and/or market land, or develop and market our homebuilder services, generate revenues, or operate profitably. Any investment in Wilson Holdings should be considered a high risk investment because the investor will be placing funds at risk in a development stage company with unknown costs, expenses, competition, and other problems to which new ventures are often subject. Investors should not invest in Wilson Holdings unless they can afford to lose their entire investment.

We will need additional capital resources.

We had $10 million in cash and cash equivalents as of December 31, 2005 and we plan to commit substantial cash for the option rights to purchase land and guarantee certain payments regarding the development of land we may acquire pursuant to a purchase option. At December 31, 2005 we had cash net of short term liabilities of $2.1 million. We have $6.7 million of notes payable due June 30, 2006. The notes have a three month extension until September 30, 2006 adjusted to the Prime Rate plus 2.25% . While the Company plans on having a portion these notes repaid through lot and land sales, and refinancing the balance with bank or joint venture financing, there is no assurance that we can be successful, possibly forcing us to use the majority of our cash to pay off these notes, or force liquidation of a portion of our assets to prevent default on the notes.

We have a $2 million line of credit to be used for interim construction financing. Draws are for specific projects and collateralized with the underlying land and constructed assets. We plan to use this line of credit as conditions and circumstances warrant. We are seeking additional credit lines to finance land purchases and development costs.

We closed on two major land development projects that used $1.46 million in cash to exercise land purchase options, acquire entitled acreage and to purchase finished lots to be used for model homes. In order to retain all of our development rights under existing land purchase contracts and option agreements, we will be required to pay approximately $10.2 for land purchases, installments and option fees through the end of 2006.  This includes the development of land including the installation of  water, sewage, streets and common areas. We intend to continue our growth plan and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots to provide ample supplies for our homebuilder customers. We intend to use a combination of debt and joint venture financing as well as cash generated from lot and land sales to finance these activities.

Should our financing efforts be insufficient to execute our business plan, we may be required to seek additional sources of capital, partner with an established operating company interested in our emerging business or enter into joint venture arrangements for the development of certain of our properties, as a means to raise needed capital. If we were required to resort to such a partnership, however, we would most likely be required to cede some control over our activities and to negotiate our business plan with our business partner.

As part of our strategy we plan to utilize the “Rolling Option.” Under the Rolling Option, landowners subordinate their ownership position and typically are paid a percentage of the sales price of each new home (less development cost) when sold. However, the strategy means that we take the risks of construction on property we do not own, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

We may face intense competition in our industry, and our results of operations and financial condition are greatly affected by the performance of the industry.

The real estate business is highly competitive, and many of our competitors have significantly greater financial and other resources than we do. Such competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. We cannot provide assurances that no additional competitors will enter the markets we serve or propose to serve, that we will be able to compete successfully, or that we will have adequate funds to compete.

Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants. WFC’s performance is affected by several such factors, including local real estate market conditions (both where its properties are located and in areas where its potential customers reside), fluctuations in interest rates, and the availability and cost of mortgage financing for potential customers (to the extent they finance their purchases) and for buyers of the potential customers’ existing residences. Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets. All of these factors apply to our business and can significantly reduce the prices we are able to command for our land assets or completed construction.

We are vulnerable to concentration risks because our initial operations will be limited to the Central Texas area.

Initially, our real estate activities will be almost entirely conducted in the Central Texas region, which we define as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, and the San Antonio Metropolitan Statistical Area, or San Antonio MSA. This geographic concentration and limited number of projects makes our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the central Texas economy will affect our sales and, consequently, the underlying values of our properties. For example, the economy in the Austin MSA is heavily influenced by conditions in the technology industry. In a weak technology market, we may experience reduced sales, primarily affecting “high-end” properties, which can significantly affect our financial condition and results of operations. The San Antonio MSA economy is dependent on the service industry (including tourism), government/military and businesses specializing in international trade. To the extent there is a significant reduction in tourism to San Antonio we would expect to see reduced sales of lower priced homes due to a likely reduction in lower paying tourism-related jobs. Due to its dependence on the military, any change to the currently proposed military base reduction plans could harm San Antonio as it currently expects to see a net gain of approximately 4,000 new jobs due to base closures in other areas.

Our operations are subject to an intensive regulatory approval process, including governmental and environmental regulation, which can result in an increase to our costs.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups have in the past expressed concerns about development plans in or near the Central Texas region, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters may result in additional costs in the future.

WFC’s operations are subject to weather-related risks.

WFC’s performance may be adversely affected by weather conditions that damage property. Additionally, weather conditions can delay development and construction projects by weeks or months which could delay and decrease our anticipated revenues. To the extent we encounter significant weather related delays, our business would suffer.

We are subject to environmental related risks.

We may be required to undertake expensive and time-consuming clean-up or remediation efforts in the event that we encounter environmental hazards on the lots we own, even if we were not originally responsible for or aware of such hazards. In the event we are required to undertake and any such remediation activities, our business could suffer.

We may be at risk of loss for loans or advances to our customers.

To the extent we offer surety or financing to our homebuilder customers, we could suffer losses if the funds advanced are not used for their intended purposes and we are forced to exercise legal remedies or incur expenses to recoup our collateral.

Our chief executive officer is subject to a non-compete agreement that limits the activities in which we may engage.

Clark Wilson, our chief executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which we plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business. The stated term of the covenant not-to-compete is five years for certain enumerated counties in Texas, including the counties in and around, Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other counties in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. While our current activities do not violate the terms of the covenant, we do not intend to engage in homebuilding activities until the covenant terminates in 2007.

We are a relatively small company and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

We are a small company with a finance and accounting organization that we believe is the appropriate size to support our current operations; however, with the new demands of being a public reporting company we may determine that our finance and accounting group is undersized. As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. The requirements of these laws and the rules and regulations promulgated thereunder have substantially increased our accounting, legal and financial compliance costs, and have made and will continue to make some activities more difficult, time-consuming or costly and may place significant strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concern, which could have a material adverse effect on our business, financial condition and results of operations.

These rules and regulations have also made it more difficult and more expensive for us to maintain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent will be significantly curtailed.

We depend on our key personnel to manage our business effectively.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Clark N. Wilson, the chief executive officer of Wilson Holdings and founder of WFC, to provide the necessary leadership to execute our growth plans. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly sales personnel, could delay the development and introduction of our sales and marketing activities, and negatively impact our profitability.

Wilson Holdings is a holding company.

Wilson Holdings is a holding company with no material assets other than its equity interest in its wholly-owned subsidiary, WFC. WFC conducts substantially all of our operations and directly owns substantially all of our assets. In the event of a liquidation, creditors of WFC would be repaid prior to any distribution to the stockholders of Wilson Holdings. After the repayment of all obligations incurred by WFC and the repayment of all obligations of Wilson Holdings, any remaining assets would then be distributed to Wilson Holdings as the holder of all shares of common stock of WFC and subsequently would be distributed among the holders of the Common Stock. The holding company structure places any obligations of Wilson Holdings subordinate to those of our operating subsidiary, WFC.

Our largest stockholder will continue to control Wilson Holdings.

Clark N. Wilson, our President and Chief Executive Officer, owns or controls approximately 70% of the issued and outstanding shares of Common Stock of Wilson Holdings. Mr. Wilson has the voting power to direct the election of the members of Wilson Holdings’ board of directors and, thereby, to control substantially all corporate actions and decisions for an indefinite period of time.

We require substantial capital to pursue our operating strategy.

We closed on two major land development projects that used $1.46 million in cash to exercise land purchase options, acquire entitled acreage and to purchase finished lots to be used for model homes. In order to retain all of our development rights under existing land purchase contracts and option agreements, we will be required to pay approximately $10.2 million for land purchases, installments and option fees through the end of 2006. This includes the development of land including the installation of water, sewage, streets and common areas. We intend to continue our growth plan and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots to provide ample supplies for our homebuilder customers. We intend to use a combination of debt and joint venture financing as well as cash generated from lot and land sales to finance these activities.

We had approximately $10 million in cash and cash equivalents as of December 31, 2005 and plans to commit several million dollars in cash for the option rights to purchase land and guarantee certain payments regarding the development of the optioned land over the next year. At December 31, 2005 the we had approximately $10 million in cash and $7.9 million of current liabilities, which would leave $2.1 million in cash if we paid all of our current liabilities, including $6.7 million of notes payable due June 30, 2006. The notes have a three month extension until September 30, 2006. While we plan on having a portion these notes repaid through lot sales, raw land sales and refinancing the balance with bank or joint venture financing, there is no assurance that we can be successful, possibly using the majority of our available cash or forcing liquidation of a portion of these assets, or delaying or canceling other projects.

Our growth will require substantial amounts of cash, for earnest money deposits, land purchases, development costs and to provide financing or surety services to our homebuilder customers. Until we begin to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash. Our convertible debt interest payments will be made in cash and total approximately $500 per year, payable semi-annually and we will incur additional interest payments with increased borrowings.

We have borrowed money at floating interest rates and if interest rates were to significantly increase, our financial results could suffer.

We have borrowed approximately $6.7 million at an interest rate of prime plus 2.0% and $253,000 that is adjusted in relation to the prime rate. If the prime rate were to significantly increase, we would have to pay additional amounts in interest under these notes and line of credit and our financial results could suffer.

We issued $10 million in convertible notes and if these notes are converted into shares of common stock our stockholders would suffer substantial dilution.

In December 2005 we issued convertible promissory notes which may be converted, at the election of the holders of the notes, into shares of our common stock at a conversion price of $2.00 per share. While these note holders have not indicated to us that they plan to convert these notes into shares of our common stock, in the event they elect to do so we would have up to 5,000,000 additional shares of our common stock issued and outstanding which would be dilutive to our existing stockholders. The convertible debt is convertible into shares of our common stock at the option of the holder, at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity securities or equity-linked securities with a conversion price, exercise price or share price of less than $2.00 per share. The anti-dilution provisions state that the conversion price cannot be lower than $1.00 per share.

There is currently a limited market for the Common Stock. Any trading market that develops in the Common Stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

We recently completed a reverse merger to acquire the operations of WFC. Although our common stock is currently quoted on the OTC Bulletin Board, there is currently only a limited market for the Common Stock and there can be no assurance that an improved market will ever develop. Any trading market that does develop may be volatile, and significant competition to sell the Common Stock in any such trading market may exist, which could negatively affect the price of the Common Stock issuable upon conversion of the Notes. As a result, the value of the Common Stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and the Common Stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision.

We are vulnerable to concentration risks because we intend to focus on the residential rather than commercial market.

We intend to focus on residential rather than commercial properties. Economic shifts affect residential and commercial property markets, and thus our business, in different ways. A developer with diversified projects in both sectors may be better able to survive a downturn in the residential market if the commercial market remains strong. However, our focus on the residential sector can make us more vulnerable than a diversified developer.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities.

We need at least $10.2 million in additional capital resources to fund our development expenditures through 2006. Our performance continues to be substantially dependent on future cash flows from real estate sales and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our current and future properties.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.

Our real estate activities are subject to numerous factors beyond our control, including local real estate market condition, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Nevada, which may further discourage, delay or prevent someone from acquiring or merging with us. Our President and Chief Executive Officer also owns a majority of all issued and outstanding shares of our common stock. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

Item 2. Description of Property

We lease approximately 4,000 square feet at a monthly rental of $ 6,166 for our corporate offices in Austin, Texas under a lease that expires in February 28, 2007. We believe this facility is adequate to meet our requirements at the current level of business activity.

Because of the nature of our land sales and land development services operations, all property is held as inventory in the ordinary course of our land sales and land development services business, more fully described in our condensed consolidated financial statements and footnotes contained elsewhere in this document. Such properties are not included in response to this Item.

Item 3. Legal Proceedings

The company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the National Association of Securities Dealers Inc. Over the Counter Bulletin Board under the symbol “WSHD.OB.”

The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all. The market prices reported prior to October 11, 2005 were prices reported for Cole Computer Corporation, our predecessor entity that was a shell corporation with no material assets or liabilities. The share price reported take into account our 350-to-1 reverse stock split on shares of our common stock which was effective on September 22, 2005.

2006	High	Low
First Quarter (through March 29, 2006)	$7.50	$2.90
2005	High	Low
First Quarter	$10.49	$3.85
Second Quarter	$13.46	$3.85
Third Quarter	$13.99	$3.85
Fourth Quarter	$13.00	$4.00
2004	High	Low
First Quarter	$7.00	$3.50
Second Quarter	$7.00	$7.00
Third Quarter	$17.50	$14.00
Fourth Quarter	$21.00	$14.00
2003	High	Low
First Quarter	$52.50	$21.00
Second Quarter	$45.50	$21.00
Third Quarter	$45.50	$14.00
Fourth Quarter	$21.00	$10.00

Our shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

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

As of March 29, 2006, there were approximately 353 record holders of our common stock. No shares of preferred stock are issued or outstanding.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have no current plans to pay any future cash dividends on the common stock. Instead, we intend to retain all earnings to support our operations and future growth. The payment of any future dividends on the common stock will be determined by the board of directors based upon our earnings, financial condition and cash requirements, possible restrictions in future financing agreements, if any, business conditions and such other factors deemed relevant.

Recent Sales of Unregistered Securities

Transactions Prior to Acquisition of Wilson Family Communities, Inc.

During the fourth fiscal quarter of 2005, we have issued unregistered securities in the transactions described below. These securities were offered and sold by us in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering. The sales were made to a limited number of purchasers without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfer without registration or an applicable exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Date	Number of Common Shares	Offering Price
October 6, 2005	658,922	$1,126,755

These shares were issued pursuant to the conversion of outstanding indebtedness of the Company to shares of common stock.

Acquisition of Wilson Family Communities, Inc.

In connection with the closing of our acquisition of Wilson Family Communities, Inc., or WFC, on October 11, 2005, we issued 16,804,479 shares of unregistered Common Stock to holders of the capital stock of WFC, in exchange for all issued and outstanding shares of the capital stock of WFC, and reserved for issuance 850,000 shares of common stock pursuant to outstanding options to purchase common stock of WFC pursuant to WFC's 2005 Stock Option/Stock Issuance Plan that were assumed by us.

The options to purchase common stock were all issued under the Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan, which we assumed in connection with the Merger. The options vest over a five year period, are all exercisable for ten years from the date of issuance and may be exercised on a net cashless basis. The outstanding options to purchase our common stock consist of options to purchase 780,000 shares of common stock in the aggregate at $2.00 per share.

The issuance of the shares of our common stock and the reservation of shares of common stock to be issued upon exercise of the options assumed in connection with the Merger was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the securities issued in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The securities may not be offered or sold in the United States in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

These securities were offered and sold by us in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering. The sales were made to a limited number of purchasers without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfer without registration or an applicable exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

No underwriters were involved in any of the foregoing distributions of securities.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth fiscal quarter of 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operations

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this registration statement.

These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Information” and our financial statements and accompanying notes included elsewhere in this document.

Summary Financial Information

Statements of Operations Data:	Years Ended December 31,
	2005	2004
Revenues	$255,000	-
Cost of revenues	114,587	-
Gross profit	140,413	-
Operating	1,424,513	48,296
Operating loss	(1,284,100)	(48,296)
Net loss	(1,714,433)	(59,063)
Basic and diluted	$(0.22)	-

Balance Sheet Data:	As of December 31,
	2005	2004
Cash and cash equivalents	$10,019,817	8,943
Inventory	12,955,017	375,354
Total current assets	23,022,889	384,297
Debt issuance costs	1,675,669	-
Total assets	24,514,433	384,297
Current liabilities	7,861,744	31,854
Total long term liabilities	10,597,200	-
Total liabilities	18,458,944	311,654
Partners’ and Stockholders’	6,055,489	72,643

Results of Operations

Overview

Wilson Holdings merged with Wilson Family Communities (WFC) in October 2005. WFC was formed early in 2005 with the intention of focusing on acquiring residential land in the Central Texas region. In May 2005, WFC merged with a limited partnership that had engaged in various land acquisition and development services.

We believe that as the Central Texas economy expands, our strategic land purchases, land development activities and partnering model with local builders will enable us to capitalize on the new growth centers we expect will be created.

The core of our business plan is to secure land strategically, before market demand drives up prices, based on our understanding of population growth patterns and infrastructure development.  This portion of the business will require the majority of our financial resources.  In tandem with our land acquisition efforts, and based upon our strategic market analysis, we plan to prepare raw real estate for homebuilding and sell raw and developed land. We also intend to deliver customized services, residential lots and financial support to local builders who have strong technical skills but whom may lack the personnel and financial resources to compete effectively against national companies. We will earn revenue from the sales of real estate and residential lots and the services provided based on both the gross selling price of the homes and the services provided to the builders.

Land Sales and Development

Wilson Holdings began generating revenues in the quarter ended September 30, 2005 when we sold two acreage properties totaling $255 thousand. These two properties were part of seven undeveloped acreage lots we acquired as part of a 736 acre land acquisition in June 2005. We plan to sell the remaining acreage lots undeveloped. Apart from the acreage lots, the remainder of the 736 acres is part of a master planned development encompassing greenbelt areas, amenities and will be built out with primarily single family housing units. While we will sell undeveloped land from time to time, the majority of the Company’s revenues are expected to come from developed lots sold and services provided to homebuilders. Therefore the gross profit derived from the lot sales in the third quarter is not indicative of future profit margins. It is common practice in the home building and land development industries to participate in joint ventures to secure future land positions as well as sell lots and tracts of land in large developments to several different homebuilders. This accomplishes a more rapid build out of the developments and returns our investment more rapidly. We intend to participate in similar activities in the future to ensure an adequate number of lots and to have adequate cash.

We have agreements providing our services to two homebuilders, who have begun building residential housing units on properties already owned or optioned. We expect minimal revenues until the second quarter of 2006 as we begin to assist homebuilders market new homes to be built on our developed or purchased lots. We anticipate that by the end of our second fiscal quarter model homes will be finished in these developments, which will help our contracted homebuilders generate consumer orders for homes.

Corporate general and administrative costs prior to May 2005 represent the minimal amount of expenses incurred by a limited partnership and are not comparable with current year amounts.

Since merging with Athena in May 2005, we have developed our business strategy, acquired a 752 acre land tract, and a 31 acre tract, completed a business plan, solicited working capital, negotiated a merger with a public company and issued $10 million of convertible debt. Because of our merger with Cole, which had no significant operations at the time of the merger, and Wilson Holdings' acquisition of WFC which had minimal business activity prior to May 2005, we have engaged in activities similar to an early stage company, including hiring of staff, setting up offices and raising of capital. We had 9 persons on our general and administrative staff at December 31, 2005 versus only 3 at June 30, 2005. The majority of the expenses were for salaries and related employee expenses of $386 thousand, legal fees of $203 thousand, consulting relating to the preparation of plans and designs of $283 thousand, accounting and auditing fees of $89 thousand and office rent, software, equipment and general expenses of $156 thousand. Legal and accounting expenses related primarily to the merger s of WFC with Athena, and Wilson Holdings and Cole. 64% of the general and administrative expenses were incurred in the fourth quarter. We have our management team in place, and will be hiring additional support staff to support our homebuilder services as we sign additional builder service agreements and the quantity and velocity of homes expected to be built by these builders increases. The majority of these expenses will be charged to project costs.

Sales and marketing expenses increased as we ramped up our sales and marketing activities, including the hiring of two employees, establishing a presence on the internet, and developing plans and products that will assist our homebuilder customers drive home sales. Salaries and related expenses were $129 thousand and expenses for website, signage, advertising and marketing consulting were $73 thousand. Combined they accounted for 90% of marketing expenses. As part of our land acquisition strategy, we intend to continue research in potential growth areas and develop products and strategies that will provide our customers with a competitive advantage.

Interest expense relates directly to properties purchased and convertible debt transaction costs. Interest for the year ended 2004 related to approximately 15 acres of land purchased in late 2004 and held as inventory. In late June 2005, we purchased a 736 acre land tract and issued a note payable of approximately $6.7 million. In September we secured a $2 million line of credit in which we have drawn approximately $253 thousand. In November we issued another note payable for approximately $425 thousand. In October the company issued $5 million of bridge notes, which were repaid with interest in December 2005 concurrent with issuing $10 million of 5%, 7 year convertible debt. These borrowings resulted in interest expense of $358 thousand.

We intend to finance a major portion of land purchases and expect interest expense to increase with borrowings in future periods. We also anticipate interest rates to increase, which will increase interest expense.

Interest income of $100 thousand for the year ended December 31, 2005 was interest earned on the Company’s cash equivalents.

Financial Condition and Capital Resources

Liquidity

We had approximately $10 million in cash and cash equivalents as of December 31, 2005 and plans to commit several million dollars in cash for the option rights to purchase land and guarantee certain payments regarding the development of the optioned land over the next year. At December 31, 2005 the we had approximately $10 million in cash and $7.9 million of current liabilities, which would leave $2.1 million in cash if we paid all of our current liabilities, including $6.7 million of notes payable due June 30, 2006. The notes have a three month extension until September 30, 2006. While we plan on having a portion these notes repaid through lot sales, raw land sales and refinancing the balance with bank or joint venture financing, there is no assurance that we can be successful, possibly using the majority of our available cash or forcing liquidation of a portion of these assets, or delaying or canceling other projects.

We closed on two major land development projects that used $1.46 million in cash to exercise land purchase options, acquire entitled acreage and to purchase finished lots to be used for model homes. In order to retain all of our development rights under existing land purchase contracts and option agreements, we will be required to pay approximately $10.2 million for land purchases, installments and option fees through the end of 2006. This includes the development of land including the installation of water, sewage, streets and common areas. We intend to continue our growth plan and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots to provide ample supplies for our homebuilder customers. We intend to use a combination of debt and joint venture financing as well as cash generated from lot and land sales to finance these activities.

Our growth will require substantial amounts of cash, for earnest money deposits, land purchases, development costs and to provide financing or surety services to our homebuilder customers. Until we begin to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, we have financed the majority of our land and development activities with debt and believe we can do so in the future, through a combination of debt and joint venture financing combined with sales of selected lot positions, land and options. Our current short term financing is adjusted relative to the Prime Rate, which has increased over the past few months and could increase substantially in the future. An increase in interest rates could have a material adverse effect on our operations by increasing expenses and cash outlays, decreasing our profitability or increasing our losses, depleting our cash and thereby making it difficult to meet our cash obligations and make future borrowings more difficult.

Land comprises the majority of our assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. Our debt might be called requiring liquidation of assets to satisfy our debt obligations or the use of most of our cash. A significant downturn could also make it more difficult for us to liquidate assets to raise cash and pay off debts which could have a material adverse effect upon the Company.

In the normal course of business we enter into various land purchase option agreements that require earnest money deposits. Currently we have approximately $345 thousand in earnest money and deposits outstanding of which $245 thousand would be forfeited and expensed if we were to cancel the agreements.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due June 1 and December 1 beginning in 2006 until converted. These interest payments will be made in cash and total approximately $500 thousand per year, payable semi-annually.

Capital Resources

The Company anticipates purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of our expenditures in the past have been for inventory, consisting of land and land options totaling almost $13 million as of December 31, 2005. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

We also plan on providing financing services to our homebuilder customers, acting as surety on their interim construction loans or by providing interim construction financing for their projects. We may also provide working capital loans to our homebuilder customers. We believe that with the equity available we can use typical interim construction financing for theses activities which could total several million dollars.

To address the Company’s cash needs, it raised $10 million of subordinated convertible debt in December 2005, (see discussion above) due December 1, 2012, at 5% per annum with semi-annual interest payments. In September 2005, we obtained a $2 million line of credit for interim construction financing, of which we have drawn approximately $253 thousand. Each draw on the construction loan is required to be repaid within one year, with the interest rate per annum at the Prime Rate. The Company anticipates that it will be able to obtain additional financing by leveraging its capital resources and to raise money with the sale of stock or other debt or equity instruments to finance its growth if it is successful in executing its strategy. The Company also plans on participating in joint ventures to develop and secure additional land holdings which would decrease the need for cash versus purchasing the property outright, but could pose other risks such as the financial condition of the joint venture partner which would be disclosed upon reaching definitive agreements.

We have notes payable of approximately $6.7 million maturing on June 30, 2006, with principal and interest due. If we are unable to refinance the notes, we would have to pay the $6.7 million in cash. The notes can be extended for 3 months if they are not in default at maturity, at an interest rate of Prime plus 2.25% per annum. We intend to refinance these notes through a combination of land sales, debt and joint venture financing. If we are unable to refinance or pay off the notes, then there could be a material adverse effect on Company, forcing us to use all of our cash, liquidate assets at possible unfavorable terms, or forcing us to default and face severe legal ramifications as well as put us in default with our debt holders.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company had no off-balance sheet arrangements.

Contractual Obligations and Commitments
	Total	Current	1-3 Years	3-5 Years	> 5 Years
Notes payable, due February 15, 2008	$ 424,700	-	424,700	-	-
Convertible debt, due 2012	10,000,000	-	-	-	10,000,000
Notes payable, due June 30, 2006	6,683,879	6,683,879	-	-	-
Totals	17,108,597	6,683,879	424,700	-	10,000,000

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the notes to our consolidated financial statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application.

Revenue Recognition

Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” when the risks and rewards of ownership are transferred to the buyer and the consideration received. Revenues from land development services to builders are recognized when the properties associated with the services are sold and when the risks and rewards of ownership are transferred to the buyer. For projects that are consolidated, all revenues will be categorized as revenues from property sales.

Accounting for Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), which allows the use of the intrinsic value method. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. Management estimated the volatility factor based on an average of comparable companies.

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates the use of the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date in its income statement instead of pro forma disclosures in its financial statement footnotes. The grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing of cash inflow rather than as a reduction of taxes paid. SFAS 123 as amended is effective in the first annual effective reporting period that begins after December 15, 2005 (January 1, 2006 for the Company). As of the required effective date, entities that used the fair-value-based method under the original Statement 123 will apply this revised statement using a modified version of prospective application. The Company has adopted SFAS 123R as of January 1, 2006. Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this statement could have a material effect on the financial statements.

Inventory

Inventory is stated at cost unless the inventory is determined to be impaired, in which case the impaired inventory would be written down to the fair market value. Inventory costs include land, land development deposits on land purchase contracts and interest and real estate taxes incurred during development and construction phases. The Company’s inventory includes real estate held for sale or development. Land and construction in process includes real estate under development, development costs and earnest money on land purchase options. As of December 31, 2005, the company owned approximately 798.7 acres of land, and had approximately 783.8 acres under development in Hays and Williamson County, Texas. Earnest money deposits for land options included in inventory totaled $345,745 at December 31, 2005 of which $245 thousand is non-refundable.

Investment in Joint Ventures

We may invest in entities that acquire and develop land for sale to us in connection with our operations or for sale to third parties. We also offer certain homebuilder customers surety for their interim construction loans and cash advances for construction of model homes, to facilitate sales of our lots. We may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, (VIE) and we may have a significant, but less than controlling, interest in the entities. We account for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if we are the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether we have significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

We have obtained an independent third party valuation as of the date of convertible debt issuances and as of December 31, 2005 to determine the fair market value of its common stock. Management determined that the price of stock quoted on the Over-the-Counter Bulletin Board was not reflective of the market price of the stock as of those days, due to insufficient trading and a lack of public information regarding our financial performance.

Derivative Financial Instruments

Wilson Holdings accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, Wilson Holdings estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the Convertible Note in our consolidated financial statements are subject to the changes in the trading value of Wilson Holdings' common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of Wilson Holdings’ common stock, the amount of shares converted by Convertible Debt Holders in connection with the Convertible Note and exercised in connection with the Convertible Debt Holders Penalty Warrant. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than Wilson Holdings’ operating revenues and expenses. See Note 7 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

Item 7. Financial Statements

The Financial Statements required by this item are included in Part III, Item 13 and are presented beginning on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In connection with the closing of our acquisition of Wilson Family Communities, Inc., on October 12, 2005 our Board of Directors engaged Helin, Donovan, Trubee & Wilkinson, LLP (“HDT&W”) to serve as our independent public accountants and dismissed our former independent accountants, Chisholm, Bierwolf, Nilson (“CBN”). The change in auditors was effective October 12, 2005. HDT&W have audited our financial statements for the fiscal year ended December 31, 2005.

CBN’s audit reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the “going concern” assumption in the Report of Independent Registered Public Accounting Firm filed in connection with the Forms 10-K filed on April 15, 2005, and April 14, 2004.

In connection with its audits of our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 and through the date of this Current Report on Form 8-K, there were no disagreements with CBN on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to CBN’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements and supporting schedules for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

Item 8A. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a–15(e) and 15d–15(f) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information regarding our current directors and executive officers. Our directors and executive officers were appointed to their present positions in connection with our acquisition of WFC.

Our executive officers are elected by the board of directors and shall serve at the discretion of the board. All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified.

Name	Age	Position
Directors:
Clark N. Wilson	49	Chairman of the Board, President and Chief Executive Officer
Jay Gouline	53	Director
Michael A. Luigs	34	Director
Sidney Christopher Ney	38	Director
Barry A. Williamson	48	Director

Executive Officers:
Daniel Allen	43	Chief Financial Officer
Dennis Ciani	47	Director of Sales and Marketing
David Goodrum	43	Director of Land Development
Mark J. Gram	57	Senior Vice President of Marketing

Biographical information for the directors and executive officers of Wilson Holdings is set forth below:

Directors

Clark N. Wilson. Mr. Wilson became a Director and Chairman of the Board in October 2005. Mr. Wilson is also our President and Chief Executive Officer. Beginning in 2002, Mr. Wilson served as a principal in Athena Equity Partners-Hays, L.P., a Texas limited partnership that specializes in commercial real estate investments, which merged with Wilson Family Communities in May 2005. Mr. Wilson served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Previously, Mr. Wilson was the President of Doyle Wilson Homebuilder, Inc., serving in that position in 1992. Mr. Wilson served as Vice President of Doyle Wilson Homebuilder, Inc. from 1986 to 1992. Mr. Wilson attended Amarillo College and the University of Texas at Austin, and has nearly 25 years of experience in the homebuilding industry. Mr. Wilson also currently sits on the board of Tejas, Incorporated, a public parent company of a full-service brokerage and investment-banking firm headquartered in Austin.

Jay Gouline. Mr. Gouline became a Director in March 2006. Since 1982, Mr. Gouline has served as the President of Springlake Corporation and Managing Member of Mayfield Associates, LLC, or the President of the General Partner of its predecessor in interest, Mayfield Associates Limited Partnership, both of which are private companies that engage in real estate acquisition and development activities, as well as property management activities. Since 1991, Mr. Gouline has also served as an instructor at the Edward Saint John School of Real Estate at Johns Hopkins University. From September 1985 to May 1991, Mr. Gouline served as an instructor at the University of Maryland, University College. Mr. Gouline holds a B.A. in Economics and Political Science from Lake Forest College and an MBA with majors in Finance and Accounting from the University of Chicago.

Michael A. Luigs. Mr. Luigs became a Director in October 2005. Since 1998, Mr. Luigs has been active in the management of two real estate firms: Flying L Land & Livestock, L.L.C., a privately-owned investment operation with a focus on rural property acquisition and resale, and Land/Water/Sky, L.L.C., a brokerage that specializes in large rural property transaction, with a minimum listing criteria of $1,500,000. Mr. Luigs is a graduate of the University of North Dakota.

Sidney Christopher Ney. Mr. Ney became a Director in October 2005. Since 1998, Mr. Ney has served as the founder and Chief Executive Officer of CoreTrac, Inc., a software company specializing in the financial industry. Prior to founding CoreTrac, From 1990 to 1998, Mr. Ney worked for Lehman Brothers and Paine Webber, focusing on both the investment banking and brokerage aspects of the business. Mr. Ney is a graduate of Texas A&M University.

Barry A. Williamson. Mr. Williamson became a Director in October 2005. Mr. Williamson has been an attorney with the Law Office of Barry Williamson since 1999 and represents clients in matters involving energy, utilities, telecommunication, transportation, environment, deregulation, and advanced technology. From 1992 to 1999, Mr. Williamson served a six-year term on the Texas Railroad Commission, serving as its Chairman in 1995. From 1988 to 1992, Mr. Williamson worked in the Reagan Administration as a principal advisor to the U.S. Secretary of Energy, and then in the administration of President George H.W. Bush, as the Director of the Minerals Management Service, in the U.S. Department of Interior. Mr. Williamson currently serves on the board of SPACEHAB, Inc., a publicly traded commercial and government space services company, and Motient Corporation, a publicly traded provider of wireless mobile data services and wireless internet services. Mr. Williamson holds a B.A. in Political Science from the University of Arkansas and a J.D. from the University of Arkansas Law School.

Executive Officers

Daniel Allen. Mr. Allen has served as our Executive Vice President and Chief Financial Officer since October 2005. From February 1999 to August 2005, Mr. Allen served as Chief Financial Officer of HealthCare Facilities Development Corporation, a real estate development and service company for the health care industry. From February 1995 to January 1999, Mr. Allen served as Chief Financial Officer of Brock Consulting Group, a real estate acquisition and development company. Mr. Allen holds a BBA in Accounting and an MBA from The University of Texas and is a certified public accountant.

Dennis Ciani. Mr. Ciani has served as our Director of Sales and Marketing since October 2005 and served in the same capacity at Wilson Family Communities from June 2005 to October 2005. From 1987 to June 2005, Mr. Ciani worked at Centex Homes-Austin, as Sales Manager of the Central Texas Division from 1990 to 1994, Sales and Marketing Director from 1994 to 2003 and Director of Operational Marketing from 2003 to 2005. Mr. Ciani is a graduate of Austin Community College and is a licensed real estate broker.

Mark J. Gram. Mr. Gram has served as our Senior Vice President of Marketing since October 2005. From July 2005 to October 2005 he served in the same capacity at Wilson Family Communities. From 1992 to 2005, Mr. Gram served as a consultant to Centex Homes-Austin, and from 2004 to 2005, as a consultant to Grenadier Homes. Since 1978, Mr. Gram has been an independent consultant conducting real estate market research in several states, prior to which he was head of research for the Irvine Company in Newport Beach, California, which managed an 80,000-acre master planned community that eventually became Irvine, California. Mr. Gram is a graduate of Arizona State University.

David Goodrum. Mr. Goodrum has served as our Director of Land Development since October 2005 and served in the same capacity at Wilson Family Communities. From 2003 to 2005, Mr. Goodrum became a partner and General Manager of Operations, Sales and Marketing for HBH SYSTEMS, a company which provides LP Gas to residential subdivisions with contracts in Dallas, Waco and Austin. From 1998 to 2003, Mr. Goodrum served as District Manager of the El Paso County Water Authority, prior to which he served as Contracts Manager for Eco Resources, Inc. from 1994 to 1998. Mr. Goodrum has also worked as a project engineer for Warner Engineering in Palm Desert, California from 1988 to 1994, and as a civil designer with Murfee Engineering Co. in Austin from 1984 to 1988. Mr. Goodrum is a graduate of Texas State Technical Institute.

Compliance With Section 16 (a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of Wilson Holdings shares and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to Wilson Holdings. We have reviewed all forms provided to us. Based on that review and on information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2005.

Item 10. Executive Compensation.

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer for the fiscal years ended December 31, 2003, 2004 and 2005. No other executive officer or other employee earned in excess of $100,000 in the fiscal years ended December 31, 2003, 2004 or 2005.

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options/SARs(#)	All Other Compensation ($)
Clark Wilson[1]	2005	100,000	-	100,000	-
President and CEO

Wayne Mower[2]	2005	0	-	-	-
President and CEO	2004	0	-	-	-
	2003	0	-	-	-

1 Clark Wilson served as our President and Chief Executive Officer beginning in October 2005 following our merger with Wilson Family Communities, Inc.

2 Wayne Mower served as our President and Chief Executive Officer until October 2005 when we merged with Wilson Family Communities, Inc.

Stock Option Grants In Last Fiscal Year

The following table provides information concerning individual grants of stock options made during fiscal 2005 to each of our executive officers named in the Summary Compensation Table. We have never granted any stock appreciation rights. Unless otherwise indicated, the exercise prices represent the fair market value of the common stock on the grant date.

The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent certain assumed rates of appreciation in the value of our common stock. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The potential realizable value is calculated based on the ten year term of the option at its time of grant. It is calculated based on the assumption that the our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock. The amounts reflected in the table may not necessarily be achieved.

We granted these options under our 2005 Stock Option/Stock Issuance Plan. Each option has a maximum term of ten years, subject to earlier termination if the optionee’s services are terminated. The percentage of total options granted to our employees in the last fiscal year is based on options to purchase an aggregate of 780,000 shares of common stock granted during 2005.

Option/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
	Number of Securities Underlying Options/SARs Granted (2)	% of Total Options/SARs Granted to Employees/ Fiscal Year	Exercise or Base Price($/Share)	Expiration Date	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
Name

Clark Wilson	100,000	12.8%	$2.00	8/29/2015	$125,779	$318,749

Option Exercises and Year-End Values

The following table provides information about stock options exercised in fiscal 2005 and options held as of December 31, 2005 by each of our executive officers named in the Summary Compensation Table. No stock appreciation rights were exercised during fiscal 2005 and none were outstanding at December 31, 2005. Actual gains on exercise, if any, will depend on the value of our common stock on the date on which the shares are sold.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Value of
			Number of Securities	Unexercised
			Underlying	in-the-Money
			Unexercised Options	Options/SARs at
	Shares		at Fiscal Year-End	Fiscal Year-End($)
	Acquired on		Exercisable/	Exercisable/
Name	Exercise (#)	Value-Realized ($)	Unexercisable	Unexercisable
Clark Wilson	-	-	100,000/0	$600,000/$0 [1]
(1) The final sales price of our common stock on December 30, 2005 was $8.00 per share.

Compensation Committee Interlocks And Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. No member of our board of directors serves or has served as an officer or employee of Wilson Holdings.

Compensation of Directors

Clark Wilson is a director and an officer and does not receive any compensation for his service as members of our Board of Directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings. Additionally, our non-employee directors received an option to purchase 20,000 shares of common stock upon joining the Board. We assumed all of these options in connection with our acquisition of Wilson Family Communities, Inc. In addition, these directors receive an annual retainer of $20,000, $1,000 for each board meeting attended, other than telephonic meetings, the directors who serve as chairmen of our audit, compensation and nominating committees each receive $500 for each committee meeting attended, and the other members of our audit, compensation and nominating committees each receive $250 for each committee meeting attended.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 30, 2006 by:

  those persons or groups known to beneficially own more than 5% of the Common Stock;

  each of the executive officers and directors; and

  and all of the directors and executive officers as a group.

For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Ownership percentages reflected are calculated based on 17,706,625 shares of Common Stock issued and outstanding as of the date hereof and include securities exercisable to purchase shares of Common Stock or convertible into shares of Common Stock only for the holder of such derivative securities. We also currently have outstanding options to purchase 780,000 shares of Common Stock and convertible promissory notes which can be converted into 5,000,000 shares of Common Stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

	Amount and
	Nature of
	Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class

Directors and Executive Officers:
Clark N. Wilson (1)	12,560,826	70.5%
Jay Gouline	20,000	*
Michael A. Luigs (2)	20,000	*
Sidney Christopher Ney (2)	20,000	*
Barry A. Williamson (2)	20,000	*
Daniel Allen (2)	100,000	*
Dennis Ciani (2)	100,000	*
Mark J. Gram (2)	100,000	*
David Goodrum (2)	100,000	*
All Directors and Executive Officers (9 persons)	13,040,826	71.3%

Other 5% Stockholders:
Tejas Securities Group, Inc. 401(k) Plan & Trust FBO John	3,543,963	19.6%
J. Gorman, John J. Gorman TTEE (3)
Grandview LLC (4)	1,250,000	6.6%
LC Capital Master Fund (4)	2,250,000	11.3%

* Indicates ownership of less than 1%.

(1) Includes 100,000 shares issuable upon exercise of stock options. Includes 1,000,000 shares held by certain trusts for the benefit of Mr. Wilson’s minor children. Mr. Wilson does not have voting or dispositive power over such shares and Mr. Wilson disclaims beneficial ownership of such shares.
(2) All shares listed as owned are issuable upon exercise of stock options.
(3) Includes 400,000 shares issuable upon conversion of convertible promissory notes.
(4) All shares listed as owned are issuable upon conversion of convertible promissory notes.

Item 12. Certain Relationships and Related Transactions.

In 2004, Clark N. Wilson became the sole remaining partner of Athena, a predecessor entity to Wilson Family Communities, Inc. On May 31, 2005 Athena merged with WFC and the remaining Athena assets and partnership interests were exchanged for 9,000,000 shares of WFC common stock. Also at the time of the merger, trusts belonging to various members of the Wilson family, purchased 1,000,000 shares of common stock of Wilson Family Communities, Inc. for $60,000.

In March of 2005, three trusts for the benefit of Clark Wilson’s minor children but for which Mr. Wilson has no voting or dispositive power purchased a promissory note for $279,800 from an unrelated third party that sold the land to Athena. The notes are secured by approximately 15 acres of land originally purchased by Athena. The terms of the notes payable to the trusts remained the same as the prior note issuer, at 8% per annum but the maturity date was changed from October 7, 2008 to April 4, 2006 when the entire principal and interest will be due and payable.

In June 2005, Clark N. Wilson, President and CEO of WFC purchased 2,200,000 shares of Series A Convertible Preferred Stock from WFC for $1.00 per share. In December 2005, John Gorman, one of our 5% stockholders, purchased $800,000 of the $10 million in convertible debt.

In August 2005 WFC repaid $121,000 that Mr. Wilson had advanced to Athena prior to its merger with WFC for working capital. In October 2005, WFC repaid the remaining $140,000 advanced by Mr. Wilson to Athena.

We have a line of credit of $2 million from a bank for interim construction financing. This line of credit is personally guaranteed by Mr. Wilson. As of March 23, 2006, we have borrowed $253,000 pursuant to this line of credit.

During 2005, Mr. Wilson's brother provided services to the Company of approximately $36,000. These services were primarily related to the setting up of the information systems for the Company. Management believes that these services were provided at fair market value.

Real Property Purchase

SGL Development, Ltd. and SGL Investments, Ltd., (collectively, “SGL”) were owners of approximately 736 acres of undivided land in Hays County, Texas. Clark N. Wilson directly and beneficially (through Steamboat Joint Venture) owned 13.59% (Wilson Beneficial Interest) of the property and John O. Gorman indirectly owned 12.33% (Gorman Beneficial Interest) of the property. In June 2005, SGL distributed to Mr. Wilson and Mr. Gorman their beneficial ownership in the property which they sold to the Company in exchange for 1,260,826 and 1,143,963 respectively of the 2,404,789 preferred shares issued by the Company in the transaction. SGL then sold the remaining property, approximately 74.08%, to the Company in exchange for notes payable of $6,890,988. The notes payable issued have principal and interest due at maturity on June 30, 2006, with interest at the prime rate as reported in the Wall Street Journal adjusted for changes, (“Prime Rate”) for the first six months, Prime Rate plus 2.00% for the second six months and Prime Rate plus 2.25% with an exercise of an extension period of 90 days on the notes if the notes are not in default. The interest rate on the notes increased to 9.25% as of December 31, 2005. The notes are secured by the entire property acquired. There is a provision for partial releases of the land, lots and tracts, with assignments ranging from 100% to 140% of the par value per acre as a condition of the releases. As of December 31, 2005, two of the properties had been sold by the Company and repayments of $207,109 of principal and $35,163 of interest had been made to SGL Development, Ltd.

Wilson Holdings has entered into an agreement with Tejas Securities Group, Inc. pursuant to which Tejas served as its Placement Agent in connection with the sale of $10,000,000 in principal amount of convertible notes. Pursuant to this agreement, we paid Tejas $450,000 in cash and granted a warrant to Tejas to purchase 750,000 shares of our common stock. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 3,543,963 shares of Wilson Holdings’ Common Stock. Clark N. Wilson, Chief Executive Officer of Wilson Holdings, has served on the Board of Directors of Tejas Incorporated, since October 1999, and is compensated for such service. Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 10,000 shares of common stock. Additionally, Mr. Wilson owns or controls a substantial portion of the issued and outstanding shares of Common Stock of Wilson Holdings and will continue to control a substantial block of the Common Stock upon the completion of this Offering. (See the discussion above in “Special Risks Related to Wilson Holdings and WFC - Our largest stockholders will continue to control a substantial ownership position in Wilson Holdings.”)

Barry A. Williamson is a member of our Board of Directors and, until January 31, 2006 was a member of the Board of Directors of Tejas Incorporated., the parent company of our Placement Agent for the sale of our convertible notes.

Item 13. Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Following our merger with Wilson Family Communities, Inc., our Audit Committee appointed the firm of Helin, Donovan, Trubee & Wilkinson, LLP as our independent auditors for the fiscal year ending December 31, 2005. Chisholm, Bierwolf & Nilson, LLC served in that capacity for the fiscal year ending December 31, 2004.

Audit Matters

The following is a summary of the fees billed to Wilson Holdings for professional services rendered for the years ended December 31, 2005 and December 31, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$ 25,050	$12,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$ 25,050	$12,500

The aggregate fees included in the Audit Fees category are fees billed for the fiscal years for the audit of Wilson Holdings’ annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees for each of the other categories are fees billed in the fiscal years.

Audit Fees. Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-KSB and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB. Audit fees in 2005 consisted of $25,050 billed to us by Helin, Donovan, Trubee & Wilkinson LLP. Audit fees in 2004 consisted of fees billed to us by Chisholm, Bierwolf & Nilson, LLC.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financials statements that are not already reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services included the preparation of our tax returns and work performed which was related to our change in independent auditors. We had no Tax Fees in 2004.

All Other Fees. None

Pre-Approval Policies

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

Date: March 31, 2006	By:	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer

 Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Clark Wilson and Daniel Allen, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Clark Wilson	President, Chief Executive Officer and Director
Clark Wilson	(Principal Executive Officer)

/s/ Daniel Allen	Executive Vice President, Chief Financial Officer and Secretary
Daniel Allen	(Principal Financial and Accounting Officer)

/s/ Jay Gouline	Director
Jay Gouline

/s/ Michael A. Luigs	Director
Michael A. Luigs

/s/ Sidney Christopher Ney	Director
Sidney Christopher Ney

/s/ Barry A. Williamson	Director
Barry A. Williamson

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated September 2, 2005 by and among the Registrant, Wilson Acquisition Corp., Wilson Family Communities, Inc. and the Major Shareholders listed on Schedule A thereto (filed as Exhibit 2.01 to Registrant’s Current Report on Form 8-K dated September 2, 2005 and incorporated herein by reference)
3.1	Articles of Incorporation of Pandora’s Golden Box (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB (SEC File No. 000-23819) (the “Form 10-SB”) and incorporated herein by reference)
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.2 to the Form 10-SB)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference)
3.4	Bylaws (filed as Exhibit 3.3 to the Form 10-SB and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.1	Engagement Letter, dated as of September 14, 2005, by and between Registrant and Tejas Securities Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.2	Sublease Agreement dated July 11, 2005, by and between Registrant and Tejas Securities Group, Inc. (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.3	Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.4	Master Construction Loan Agreement dated September 28, 2005 by and among Registrant and PlainsCapital Bank (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.5	Promissory Note dated September 28, 2005 issued by Registrant to PlainsCapital Bank (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.6	Securities Purchase Agreement by and among the Registrant and the Purchasers set forth therein (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)
10.7	Registration Rights Agreement by and among the Registrant and the holders of the Registrant’s Convertible Notes (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)
10.8	Form of Warrant (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)
10.9	Warrant issued by Registrant to Tejas Securities (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32*	Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wilson Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wilson Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ equity and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

HELIN, DONOVAN, TRUBEE, & WILKINSON, LLP

/s/ Helin, Donovan, Trubee & Wilkinson, LLP

Austin, Texas
January 20, 2006, except for Note 9, the date of which is March 29, 2006

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,019,816	8,943
Inventory
Land	12,299,872	375,354
Construction in progress	655,145	-
Total inventory	12,955,017	375,354
Other assets	48,056	-
Total current assets	23,022,889	384,297

Non-current assets:
Debt issuance costs	1,420,669	-
Equipment and software, net of accumulated depreciation and amortization	70,875	-
Total assets	$24,514,433	384,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$260,137	-
Notes payable	6,683,879	-
Line of credit	253,945	-
Accrued expenses	135,168	60
Accrued interest	237,592	5,213
Deferred revenue	11,223	5,581
Due to related parties	279,800	21,000
Total current liabilities	7,861,744	31,854
Long term liabilities:
Notes payable	424,700	279,800
Convertible debt, net of $5,002,500 discount	4,997,500	-
Derivative liability, convertible note with compound embedded derivative	4,500,000	-
Derivative liability, contingent warrants issued to convertible debt holders	675,000	-
Total long term liabilities	10,597,200	279,800
Total liabilities	18,458,944	311,654
PARTNERS’ EQUITY
General partner	-	-
Limited partners	-	72,643
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 80,000,000 shares authorized, 17,706,625 shares issued and outstanding	17,707	-
Additional paid in capital, common stock	7,697,868	-
Retained deficit	(1,660,086)	-
Total partners’ and stockholders’ equity	6,055,489	72,643
Total liabilities and stockholders' equity	$24,514,433	384,297

See accompanying notes to the consolidated financial statements

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Revenues	$255,000	-

Cost of revenues	114,587	-
Gross profit	140,413	-

Costs and expenses:
Corporate general and administration	1,199,577	48,296
Sales and marketing	224,936	-
Total costs and expenses	1,424,513	48,296
Operating loss	(1,284,100)	(48,296)
Other income (expense)
Loss on fair value of derivatives	(172,500)	-
Interest income	100,345	26
Interest expense	(358,188)	(10,973)
Total other expense	(430,343)	(10,767)
Net loss	$(1,714,443)	(59,063)

Basic and diluted loss per share	$(0.22)	-

Basic and diluted weighted average common shares outstanding	7,755,646	-

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Statements of Partners’ Equity and Stockholders’ Equity
Years Ended December 31, 2004 and 2005

		Series A Preferred Stock			Common Stock
	Partners’ Equity	Shares	Amount	Additional Paid In Capital	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2003	$ -	-	$ -	$ -	-	$ -	$ -	$ -	$ -
Contributions	131,706		-	-	-	-	-	-	131,706
Net loss	(59,063)	-	-	-	-	-	-	-	(59,063)
Balances at December 31, 2004	72,643	-	-	-	-	-	-	-	72,643
Net loss through May 31, 2005	(54,357)	-	-	-	-	-	-	-	(54,357)
Common stock issued in exchange for cash and partnership interests	(18,286)	-	-	-	9,000,000	9,000	9,286	-	-
Sale of common stock	-	-	-	-	1,000,000	1,000	59,000	-	60,000
Sales of Series A Convertible Preferred Stock	-	4,400,000	4,400	4,395,600	-	-	-	-	4,400,000
Series A Convertible Preferred Stock issued for land	-	2,404,789	2,405	2,402,384	-	-	-	-	2,404,789
Series A Convertible Preferred Stock exchanged for common stock	-	(6,804,789)	(6,805)	(6,797,984)	6,804,789	6,805	6,797,984	-	-
Common stock issued in reverse merger	-	-	-	-	901,836	902	(902)	-	-
Warrants issued for convertible debt transaction costs	-	-	-	-	-	-	832,500	-	832,500
Net loss from June 1 through December 31, 2005	-	-	-	-	-	-	-	(1,660,086)	(1,660,086)

Balances at December 31, 2005	$ -	-	$ -	$ -	17,706,625	$17,707	$7,697,868	($1,660,086)	$6,055,489

 See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
Year Ended December 31, 2005 and 2004

	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,714,443)	(59,063)
Non-cash adjustment to derivative liability	172,500	-
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	4,961	-
Increase in inventory	(3,283,886)	-
Increase in other assets	(48,056)	-
Increase in deferred revenue	5,641	-
Increase in accounts payable	260,137	-
Increase in other payables	135,108	9,134
Increase in interest payable	232,380	-
Net cash used in operating activities	(4,235,657)	(145,483)
Cash flows from investing activities:
Purchase of fixed assets	(75,836)	-
Net cash used in investing activities	(75,836)	-
Cash flows from financing activities:
Repayments of notes payable	(207,109)	-
Advances on line on line of credit	253,945	-
Partnership contributions	-	131,706
Advances from (repayments to) related parties, net	(21,000)	21,000
Issuance of long term notes	424,700	-
Issuance of convertible debt and derivatives	10,000,000	-
Cash paid for debt issuance costs	(588,170)	-
Proceeds from sales of common stock	60,000	-
Proceeds from sales of Series A Convertible Preferred stock	4,400,000	-
Net cash provided by financing activities	14,322,366	152,706
		7,223
Net increase in cash and cash equivalents	10,010,873	7,223
Cash and cash equivalents at beginning of period	8,943	1,720
Cash and cash equivalents at end of period	$10,019,816	8,943

Supplemental disclosures of cash flow information:
Cash paid for interest	$96,168	-
Cash paid for income taxes	$-	-
Supplemental disclosure of non-cash activities:
Notes payable issued for land	$6,890,988	279,800
Preferred stock issued for land	2,404,789	-
Total land purchased	$9,295,777	279,800
Common stock issued for partnership interest	$18,286	-
Warrants issued for convertible debt transaction costs	$1,087,500	-

See accompanying notes to the consolidated financial statements.

(1)	Organization and Business Activity

Wilson Holdings, Inc., (the “Company”) is a Nevada corporation formerly known as Cole Computer Corporation, a Nevada corporation. Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Wilson Holdings, Inc. and a majority of the shareholders, Wilson Acquisition Corp., a Delaware corporation and Wilson Family Communities, Inc., (“WFC”), were merged with and into the Company. The Company’s common stock is quoted on the Over- the-Counter Bulletin Board under the symbol “WSHD.OB”.

The Company is focused on three types of activities: (1) strategic land acquisition (2) land development and related services and (3) services to homebuilders.

Strategic land acquisition: The core business plan is to acquire land and land rights either through purchase or option agreements.

Land development and related Services: In connection with our land acquisition efforts, and based upon our strategic market analysis, we plan to prepare raw real estate for development and sell land for development. We anticipate offering assistance and site-specific analysis to land owners desiring to maximize land values. Such analysis can help owners design neighborhoods with pocket parks, natural space and varying lot sizes to attract a broader range of buyers, accelerating the absorption of the subdivision and thereby maximizing value. In tandem with the land acquisition efforts, the Company plans to prepare real estate for development and sell undeveloped real estate. We anticipate offering assistance and site-specific analysis to land owners desiring to maximize land value. The planned target group for sales is experienced local home builders.

Services to homebuilders: We intend to deliver customized services to local builders who have strong technical skills but whom may lack the financial resources to compete effectively against national companies. In addition to selling lots to builders, we intend to offer the builders a package of services designed to help them effectively compete against national builders. These services include marketing, sales, accounting, bill payment, compliance reviews, financing, and surety and management services.

(2)	Summary of Significant Accounting Policies

(a) Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.

(b) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. At December 31, 2005 and 2004, the Company’s cash and cash equivalents consisted of money market funds which are secured by high quality short-term securities, totaling approximately $9,943,587.

(c) Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value. Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, advances to builders and capitalized interest and real estate taxes incurred during development and construction phases.

(d) Land Held Under Option Agreements Not Owned

In order to ensure the future availability of land for development, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the

(2)	Summary of Significant Accounting Policies (continued)

land. Lot option payments are initially capitalized as inventory costs. If the lot option is exercised the option cost is included in the cost of the land acquired. At the earlier of the time that it is determined that the lot option will not be exercised or at the date the lot option expires the cost of the lot option is expensed. As of December 31, 2005 there were $345 thousand of cash deposits included in the Land account on the Balance Sheet of which approximately $245 thousand is non-refundable and subject to forfeiture should the Company not exercise the agreements.

	(e)	Investment in Joint Ventures

The Company may invest in entities that acquire and develop land for sale to us in connection with our operations or for sale to third parties. The Company also offers certain homebuilder customers surety for their interim construction loans and cash advances for construction of model homes, to facilitate sales of the Company’s lots. The Company may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, (VIE) and the Company may have a significant, but less than controlling, interest in the entities. The Company accounts for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether the Company has significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

	(f)	Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and homes are capitalized as inventory while they are being actively developed. As of December 31, 2005, approximately $151 thousand of estimated real estate taxes and an immaterial amount of interest are included in inventory.

	(g)	Revenue Recognition

Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” when the risks and rewards of ownership are transferred to the buyer and the consideration received. Revenues from land development services to builders are recognized when the properties associated with the services are sold and when the risks and rewards of ownership are transferred to the buyer. For projects that are consolidated, all revenues will be categorized as revenues from property sales.

	(h)	Income Taxes

Prior to the merger of Athena with WFC at May 31, 2005, Athena was a partnership and therefore did not have income taxes as the income and losses passed through to the partners. Since the merger, income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax amounts and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date. A valuation allowance is recorded for the entire deferred tax amount due to the uncertainty of the net realizable value of the asset.

	(i)	Advertising Costs

The Company has incurred advertising, marketing and promotion costs as part of the sales efforts to market the real estate for sale and services offered. These costs, including the cost of developing and printing various brochures and mail out documents, are expenses as incurred.

(2)	Summary of Significant Accounting Policies (continued)

	(j)	Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset. Depreciation and amortization for equipment and computer software typically ranges from 2 to 5 years. Leasehold improvements are depreciated over the shorter of the life of the respective leases or the assets. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

	(k)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

The Company has estimated and accrued liabilities for real estate property taxes on its purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

	(l)	Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which consist primarily of equipment and software, and real estate inventory for impairment according to whenever events or changes in circumstances indicate. Inventory is stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Equipment and software is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in 2005 or 2004.

	(m)	Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), which allows the use of the intrinsic value method. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. Management estimated the volatility factor based on an average of comparable companies.

If the Company had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

(2)	Summary of Significant Accounting Policies (continued)

	(m)	Stock Based Compensation, continued

	Years ended
	December 31,
	2005	2004
Net loss as reported	$(1,714,443)	(59,063)
Deduct: Total stock based employee compensation expense
determined under the fair value based method for all awards,
net of the related tax effects	(123,479)	-
Pro forma net loss	$(1,837,922)	(59,063)
Net loss per share
Basic and diluted – as reported	$(0.22)
Basic and diluted - pro forma	$(0.23)

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates the use of the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date in its income statement instead of pro forma disclosures in its financial statement footnotes. The grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing of cash inflow rather than as a reduction of taxes paid. SFAS 123 as amended is effective in the first annual effective reporting period that begins after December 15, 2005 (January 1, 2006 for the Company). As of the required effective date, entities that used the fair-value-based method under the original Statement 123 will apply this revised statement using a modified version of prospective application. The Company has adopted SFAS 123R as of January 1, 2006. Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this statement could have a material effect on the financial statements.

(n)	Loss per Common Share

Earnings per share is accounted for in accordance with SFAS No. 128, “Earnings per Share,” which require a dual presentation of basic and diluted earnings per share on the face of the statements of earnings. Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

On December 19, 2005 the Company issued convertible long term notes that are convertible into 5 million shares of common stock and issued 1.5 million common stock warrants. These shares and warrants and 780 thousand stock options have been excluded from loss per share at December 31, 2005 because the effect would be anti-dilutive.

(2)	Summary of Significant Accounting Policies (continued)

	(o)	Financial Instruments and Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Although the balances in theses accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits. Cash equivalents consist of money market accounts and are typically held in accounts with investment brokers or banks which are secured with high quality short maturity investment securities. The amounts reported for cash and Cash equivalents, notes payable, accounts payable, accrued liabilities, and line of credit are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

	(p)	Risks and Uncertainties

The Company’s current activities are limited to the geographical area of Central Texas which the Company defines as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, and the San Antonio Metropolitan Statistical Area, or San Antonio MSA. This geographic concentration makes the Company’s operations more vulnerable to local economic downturns than those of larger, more diversified companies.

	(q)	Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

The Company has obtained an independent third party valuation as of the date of convertible debt issuances and as of December 31, 2005 to determine the fair market value of its common stock. Management determined that the price of stock quoted on the Over-the-Counter Bulletin Board was not reflective of the market price of the stock as of those days due to insufficient trading and a lack of public information regarding Company financial performance.

	(r)	Derivative Financial Instruments

Wilson Holdings accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, Wilson Holdings estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the Convertible Note in the consolidated financial statements are subject to the changes in the trading value of Wilson Holdings common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of Wilson Holdings common stock, the amount of shares converted by Convertible Debt Holders in connection with the Convertible Note and exercised in connection with the Convertible Debt Holders Penalty Warrant. Consequently, the consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than Wilson Holdings operating revenues and expenses. See Note 7 regarding valuation methods used for derivative liabilities.

(2)	Summary of Significant Accounting Policies (continued)

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

(s) Recent Accounting Pronouncements

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

(3)	Inventory

The Company’s inventory includes real estate held for sale or development, Land, and Land Under Development which includes real estate under development, development costs and earnest money on land purchase options. As of December 31, 2005, the company owned approximately 798.7 acres of land, and had approximately 783.8 acres under development in Hays and Williamson County, Texas (Notes 4 and 5).

Earnest money deposits for land options included in inventory totaled $345,745 at December 31, 2005 of which $245 thousand is non-refundable.

(4)	Investment in Joint Ventures

We exercise significant influence over, but hold no controlling interest in each of the joint ventures with homebuilders. We bear the majority of the rewards and risk of loss for these joint ventures. At December 31, 2005 the Company determined it was the primary beneficiary in certain builder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, (VIE) (Note 2 (r)) that we have a significant, but less than controlling, interest in the entities. A total of $408,556 has been included in inventory under such arrangements.

(5)	Related Party Transactions

In 2004, Clark N. Wilson became the sole remaining partner of Athena. On May 31, 2005 Athena merged with WFC and the remaining Athena assets and partnership interests were exchanged for 9,000,000 shares of WFC common stock. Also at the time of the merger, trusts belonging to various members of the Wilson family, purchased 1,000,000 shares of common stock for $60,000.

In March of 2005, some of the trusts belonging to the Wilson family purchased a note for $279,800 from a third party that is secured by approximately 15 acres of land. The terms of the notes payable to Wilson family trusts remained the same at 8% per annum but the maturity date was changed from October 7, 2008 to April 4, 2006 when the entire principal and interest will be due and payable. (Note 9)

In June 2005, Clark N. Wilson, President and CEO of the Company and an investor purchased 2,200,000 and 2,000,000 shares respectively, of Series A Convertible Preferred Stock from the company for $1.00 per share. In December 2005, this same investor purchased $800 thousand of convertible debt. (Note 9)

In August 2005 the Company repaid $121,000 that Mr. Wilson had advanced to the Company prior to the merger with Athena for working capital. In October 2005, the Company repaid the remaining $140,000 advanced by Mr. Wilson to the Company.

The company has obtained a line of credit of $2 million. This line of credit is personally guaranteed by Mr. Wilson.

During 2005, Mr. Wilson's brother provided services to the Company of approximately $36,000. These services were primarily related to the setting up of the information systems for the Company. Management believes that these services were provided at fair market value.

Real Property Purchase

SGL Development, Ltd. and SGL Investments, Ltd., (collectively, “SGL”) were owners of approximately 736 acres of undivided land in Hays County, Texas. Clark N. Wilson directly and beneficially (through Steamboat Joint Venture) owned 13.59% (Wilson Beneficial Interest) of the property and John O. Gorman indirectly owned 12.33% (Gorman Beneficial Interest) of the property. In June 2005, SGL distributed to Mr. Wilson and Mr. Gorman their beneficial ownership in the property which they sold to the Company in exchange for 1,260,826 and 1,143,963 respectively of the 2,404,789 preferred shares issued by the Company in the transaction. SGL then sold the remaining property, approximately 74.08%, to the Company in exchange for notes payable of $6,890,988. The notes payable issued have principal and interest due at maturity on June 30, 2006, with interest at the prime rate as reported in the Wall Street Journal adjusted for changes, (“Prime Rate”) for the first six months, Prime Rate plus 2.00% for the second six months and Prime Rate plus 2.25% with an exercise of an extension period of 90 days on the notes if the notes are not in default. The interest rate on the notes increased to 9.25% as of December 31, 2005. The notes are secured by the entire property acquired. There is a provision for partial releases of the land, lots and tracts, with assignments ranging from 100% to 140% of the par value per acre as a condition of the releases.

As of December 31, 2005, two of the properties had been sold by the Company and repayments of $207,109 of principal and $35,163 of interest had been made to SGL Development, Ltd.

Issuance of Convertible Debt

As part of the convertible debt issuance discussed in Note 9, an existing common stock investor purchased $800 thousand of the total convertible debt that was issued.

(6)	Liquidity and Capital Resources

Liquidity

The Company had $10 million in cash and cash equivalents as of December 31, 2005 and plans to commit substantial cash for the option rights to purchase land and guarantee certain payments regarding the development of the optioned land. At December 31, 2005 the Company had cash net of short term liabilities of $2.1 million. The Company has $6.7 million of notes payable due June 30, 2006. The notes have a three month extension until September 30, 2006. While the Company plans on having a portion these notes repaid through lot sales, and refinancing the balance with bank or joint venture financing, there is no assurance that we can be successful, possibly forcing liquidation of these assets to prevent default on the notes.

The Company closed on two major land development projects that used $1.46 million in cash to exercise land purchase options, acquire entitled acreage and to purchase finished lots to be used for model homes. In order to retain all of its development rights under existing land purchase contracts and option agreements, the Company will be required to pay approximately $10.2 million for land purchases, installments and option fees through the end of 2006. This includes the development of land including the installation of water, sewage, streets and common areas. The Company intends to continue its growth plan and expects to purchase or obtain options to purchase additional acreage for development and additional finished lots to provide ample supplies for our homebuilder customers. The Company intends to use a combination of debt and joint venture financing as well as cash generated from lot sales to finance these activities.

The Company’s growth will require substantial amounts of cash, for earnest money deposits, land purchases, development costs and to provide financing or surety services to our homebuilder customers. Until the Company begins to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

We have financed the majority of our land and development activities with debt and believe we can do so in the future, through a combination of debt and joint venture financing combined with sales of selected lot positions and options. Our current short term financing is pegged to the Prime Rate, which has increased over the past few months and could increase substantially in the future. An increase in interest rates could have a material adverse effect on our operations by increasing expenses and cash outlays, which could decrease our profitability or increase our losses, deplete our cash thereby making it difficult to meet our cash obligations and making it more difficult to meet the borrowing criteria of lenders for financing.

The majority of the Company’s assets are land and land options, which could suffer devaluation if the housing market suffers a significant downturn, due to interest rate increases or other reasons. The Company’s debt might be called requiring liquidation of assets to satisfy our debt obligations. A significant downturn could also make it more difficult for the Company to liquidate assets to raise cash and pay off debts.

In the normal course of business we enter into various land purchase option agreements that require earnest money deposits. Currently we have approximately $345 thousand in earnest money and deposits outstanding of which $245 thousand would be forfeited and expensed if we were to cancel the agreements.

Capital Resources

The Company anticipates purchasing and committing to various agreements to purchase land that could have performance clauses requiring significant cash and borrowings. The majority of the Company’s expenditures in the past have been for inventory, consisting of land and land options. To secure additional inventory, the Company will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities.

We also plan on providing financing services to our homebuilder customers, acting as surety on their interim construction loans or by providing interim construction financing for their projects. We may also provide working capital loans to our homebuilder customers. We believe that with the equity available we can use typical interim construction financing for theses activities.

(6)	Liquidity and Capital Resources (continued)

To address the Company’s cash needs, it raised $10 million of subordinated Convertible Debt in December 2005, due December 1, 2012, at 5% per annum with semi-annual interest payments. In September 2005, we obtained a $2 million line of credit for interim construction financing. The Company anticipates that it will be able to obtain additional financing by leveraging its capital resources, to raise money with the sale of stock or other debt or equity instruments to finance its growth if the Company is successful in executing its strategy. The Company also plans on participating in joint ventures to develop and secure additional land holdings which would decrease the need for cash versus purchasing the property outright.

(7)	Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for homebuilding, the Company plans to enter into lot option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land.

Non-Compete

Clark Wilson, the Company’s executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which we plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business. The stated term of the covenant not-to-compete is five years from the date his employment terminated, for certain enumerated counties in Texas, including the counties in and around, Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other counties in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. While our current activities do not violate the terms of the covenant, we do not intend to engage in homebuilding activities until the covenant terminates in 2007. If J. M. Peters determines that these activities do violate the covenant, and if that determination results in a claim, the Company will likely incur material legal costs as a result.

Litigation

The Company is not aware of any material pending legal proceedings, or other litigation incidental to our business, which would have a material adverse affect, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Office Lease

The Company entered into a sublease agreement with a related party for 4,000 square feet of office space. The sublease term is nineteen months beginning July 1, 2005 at $6,166 per month and may be cancelled by either party with 60 days written notice. The Lease provides for expansion space with 30 days written notice.

(8)	Income Taxes

Prior to the merger on May 31, 2005, the partnership gains and losses passed through to the individual partners and income taxes are not applicable to previous periods. The Company had an estimated net operating loss carryforward at December 31, 2005 of approximately $1.5 million with a an estimated deferred tax asset of $560 thousand. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. A reconciliation of computed income taxes to actual income taxes is as following:

(8)	Income Taxes (continued)

2005
Loss before taxes	$1,487,586
Statutory Federal income tax rate	34%
Income tax benefit at statutory rate	505,779
State income tax benefit net of Federal benefit	59,503
Change in valuation allowance	(565,282)
Income tax provision	$-

(9)	Indebtedness

In October 2003, the company exchanged notes payable of $279,800 and approximately $95,000 in cash for approximately 15 acres of land in Hays County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005 the note was purchased by trusts belonging to some Wilson family members. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006.

In June 2005 the Company issued a note payable of $6,890,988 with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land (Note 5). This note had a balance of $6,683,879 at December 31, 2005.

Line of Credit

In September 2005, the Company secured a $2,000,000, one year, line of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. At December 31, the interest rate on borrowings was 7.25% per annum. Loans made on specific lots and construction are collateralized by such property and construction. The Loan is personally guaranteed by Mr. Wilson. On December 31, 2005, the Company had drawn $253,945 against the Loan, which was the balance owed.

Convertible Debt

On December 19, 2005, the Company issued $10,000,000 in aggregate principal amount of 5% Convertible Debt due December 1, 2012 to certain purchasers. The following are the key features of the Convertible Debt: Interest accrues on the principal amount of the Convertible Debt at a rate of 5% per annum, payable semi- annually on June 1 and December 1 of each year, beginning on June 1, 2006. The Convertible Debt are due on December 1, 2012 and are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

The Company may redeem all or a portion of the Convertible Debt after December 1, 2008 at a redemption price that incorporates a premium that ranges from 10% to 3% during the period beginning December 1,

2008 and ending on the Due Date. In addition, the redemption price will include any accrued but unpaid interest on the Convertible Debt. Upon a change in control event, each holder of the Convertible Debt may require us to repurchase some or all of its Convertible Debt at a purchase price equal to 100% of the principal amount of the Convertible Debt plus accrued and unpaid interest. The Due Date may accelerate in the event the Company commences any case relating to bankruptcy or insolvency, or related events of default. The Company’s assets will be available to pay obligations on the Convertible Debt only after all senior indebtedness has been paid.

(9)	Indebtedness (continued)

The Convertible Debt has a Registration Rights Agreements (RRA), whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (December 19, 2005). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each Warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided, that in either case such date shall be extended by the amount of time of any suspension period. There after the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement.

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the Convertible Debt. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the Warrant Shares, on February 3, 2006 if this registration statement shall not have been filed with the SEC by such date (the Company filed a form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the Warrant Shares, on April 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the Warrant Shares, on May 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the Warrant Shares, on June 18, 2006 if this registration statement shall not have been declared effective by the SEC by such date. Management has recorded the fair value of these warrants due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued..

Wilson Holdings accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet and measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments are the Penalty Warrants, which were valued individually and totaled $652,500. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Single Compound Embedded Derivatives". The single compound embedded derivative features include the conversion feature within the Convertible Note, the early redemption option and the Fixed Price Conversion adjustment. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of approximately $4,350,000. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Note, or 72 months.

(9)	Indebtedness (continued)

The Penalty Warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor. The unamortized discount will be amortized to interest expense the 6 year life of the notes using the effective interest rate method.

The Company also incurred closing costs of $588 thousand which included placement agent fees of $450 thousand plus 750 thousand fully vested warrants with a 10 year exercise period, to purchase the Company’s common stock at $2.00 per share valued at $829 thousand, for a total of $1.3 million to be amortized over the 6 year life of the notes using the effective interest rate method. The warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

Using a Black-Scholes model, the fair value of the Derivative Liability with Single Compound Embedded Derivatives within Convertible Note was computed at $4,350,000 as of December 31, 2005, using substantially the same assumptions as stated above. The fair value of the additional embedded derivative instruments were immaterial as of December 31, 2005. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Convertible Note.

Convertible Note at Inception

Notional balance	$ 10,000,000
Adjustments:
Discount for derivative liability – Convertible note
with compound embedded derivatives	(4,350,000)
Discount of derivative liability – Contingent warrants
issued to convertible debt holders	(652,500)
Subtotal of adjustments	(5,002,500)
Convertible notes balance, net of unamortized discount	$ 4,997,500

The above derivative liabilities were re-valued as of December 31, 2005 based on fair value of the Company's common stock of $1.64, using a Black-Scholes valuation, using substantially the same assumptions stated above. This resulted in loss on fair value of derivative liabilities and an increase in the derivative liabilities by approximately $172,500.

Notes Payable

In November of 2005, the Company paid cash and issued a long term note payable of $424,700 with a maturity date of February 15, 2008 at an interest rate of 6.5% for the purchase of approximately 31 acres of land. One installment of $212,350 plus interest will be payable on February 15, 2007, and the balance of the principal and accrued interest will be due and payable on February 15, 2008. The interest rate will increase to 12% on matured, unpaid amounts. The note can be prepaid at anytime without penalty and is secured by real estate.

(10)	Acquisitions

On October 11, 2005, pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Wilson Holdings, Inc., a Nevada corporation formerly known as Cole Computer Corporation (“Cole”), Wilson Acquisition Corp., a Delaware corporation, Wilson Holdings, Inc.,

(“WFC”), and a majority of the shareholders, Wilson Acquisition Corp. was merged with and into the Company, and the Company became a wholly-owned subsidiary of Wilson Holdings, Inc. (the “Merger”). As a result of the Merger, Wilson Holdings, Inc., which previously had no material operations, acquired the business of the WFC.

(10)	Acquisitions (continued)

Approximately 16.8 million shares were issued to holders of issued and outstanding WFC common and preferred stock. Former holders of options to purchase the common stock of the WFC hold rights to purchase in the aggregate approximately 780,000 shares of Company common stock.

This transaction was accounted for as a reverse merger and as a result of this transaction, the Company has become a publicly traded entity. The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “WSHD.OB”. The transaction was accounted for as a reverse merger. Cole had no significant assets, liabilities or operations.

Upon consummation of the Merger each share of Company common stock was converted into one share of common stock of Wilson Holdings, Inc., and each share of Company Series A Convertible Preferred Stock was converted into one share of common stock of Wilson Holdings, Inc. Therefore the proforma effect of Cole on the Company’s operations was not material.

Immediately prior to the Merger, as the result of a reverse stock split and the conversion of certain indebtedness into shares of the Company’s common stock, there were approximately 901,836 shares of the Company’s common stock outstanding.

Prior to the merger with Cole, WFC exchanged 9,000,000 shares of common stock in exchange for all assets, liabilities and partners’ equity of Athena Equity Partners-Hays, L/P., (“Athena”), in May 2005. The shares of common stock were valued based on fair market value of assets acquired. The assets of Athena included approximately 15 acres of land with a carrying value of $375,354 secured by a note payable totaling $279,800. The fair value of assets acquired was allocated as follows:

Cash	$46,146
Other assets	42,699
Land inventory	375,354
Notes payable	(279,800)
Other liabilities	(166,113)
Net assets acquired with common stock	$18,286

(11)	Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

(12)	Preferred Stock

The Company was authorized to issued up to 10,000,000 shares of Preferred Stock with a par value of $0.001 per share prior to the reverse merger.

In June 2005, the Company sold 4,400,000 shares of Series A Convertible Preferred Stock, (Series A Preferred), Par Value $0.001 per share, at a price of $1.00 per share (Note 4).

Also in June 2005 the Company issued 2,404,789 Series A Preferred Stock in conjunction with the acquisition of 24% interesting in a 736 acre tract of land valued at $2,404,789.

The Series A Preferred has a liquidation preference of $1.00 per share plus accrued dividends, (“Liquidation Amount”). The Series A Preferred can only be redeemed at the Company’s option for a price of $4.00 per share the first year, $5.00 per share in the second year and $7.50 per share the third year. The shares can be converted at the option of the holder. The conversion rate is the current Liquidation Amounts divided by the Conversion Price. The Conversion Price shall initially be the original purchase price of the stock. The stock shall automatically convert in a 1933 Act filing at $6 per share or more, a merger or a business combination with a public entity or upon vote of a majority of holders of the preferred stock.

Conversion to Common Stock

On October 11, 2005 each share of Series A Preferred was converted into one share of common stock per the terms of the Merger. The Company is currently not authorized to issue preferred stock.

(13)	Common Stock Option / Stock Incentive Plan

Stock Option Plan

In August 2005, the Company adopted the “Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan”, the “Stock Option Plan”. The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. This plan was assumed by Wilson Holdings, Inc. at the time of the Cole merger. The fair value of the options granted under the plan was determined by the Board of Directors (“Board”) prior to the merger with Cole.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or member of the board of directors of any parent or subsidiary.

The stock issued under the Stock Option Plan shall not exceed 1,680,478 shares. Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates upon the earlier of (1) the expiration of the ten year period measured from the date the Plan is adopted by the Board or (2) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The Company had 900,478 shares of common stock available for future grants under the Plan at December 31, 2005.

The Company applies APB No. 25 in accounting for its stock options issued to employees and, accordingly, no compensation cost has been recognized in the financial statements as the exercise prices of the options granted were deemed to equal or exceed the fair value of the underlying common stock at the date of grant. The Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and (“APB 25”), which allows the use of the intrinsic value method.

Options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96- 18. These options were issued pursuant to the Plan and are reflected in the disclosures below. None of the options issued to date were vested as of December 31, 2005. The Company issued options to purchase 850,000 share of common stock at a strike price of $2.00 per share during 2005. These options had a fair value of $1.45 per share. The fair value of options issued in 2005 was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. Management estimated the volatility factor based on an average of comparable companies. Options issued during 2005 to employees had a fair value of $1.45 per share. There were no options issued prior to the Plan’s inception in August 2005. A summary of activity in common stock options for the Year ending December 31, 2005 are as follow:

			Weighted-
		Range of	Average
	Shares	Exercise Prices	Exercise Price
Options granted at plan inception	850,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	70,000	-	-
Options outstanding, December 31, 2005	780,000	$2.00	$2.00
Add: Available for issuance	900,478
Total available under plan	1,680,478

(13)	Common Stock Option / Stock Incentive Plan (continued)

The following is a summary of options outstanding and exercisable at December 31, 2005:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
780,000	10.0	$2.00	-	-	-

The market value of the shares underlying option issuance prior to the Merger was determined by the Board of Directors as of the grant date.

(14)	Subsequent Events

The Company filed a Form SB-2 registration statement on February 2, 2006 in order to register 6,000,000 shares of Common Stock. It is anticipated that the acceptance of this registration statement will satisfy the initial registration requirement related to the Convertible Notes as discussed in Note 7. As of the date of these financial statements, the Form SB-2 registration statement had not yet been accepted by the SEC.