Form 10QSB
period 2006-03-31
WILSON HOLDINGS, INC.
filed 2006-05-09
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23819

  WILSON HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	76-0547762
(State or other jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)
2700 Via Fortuna, Suite 400, Austin, TX 78746
(Address of Principal Executive Offices)

  512-732-0932

(Issuer's Telephone Number)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 4, 2006 the registrant had 17,706,625 shares of common stock, par value $0.001, outstanding.

        Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

INTRODUCTORY NOTE

This Report on Form 10-QSB for Wilson Holdings, Inc. (the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in this report and in our Form 10-KSB and any other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Whenever we refer in this report to “Wilson Holdings,” “the Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation.

Item 1.	Financial Statements

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,552,916	10,019,816
Inventory
Land	10,666,838	12,299,872
Construction in progress	7,485,294	655,145
Total inventory	18,152,132	12,955,017
Other assets	34,303	48,056
Total current assets	25,739,351	23,022,889

Non-current assets:
Debt issuance costs, net of amortization	1,414,682	1,420,669
Equipment and software, net of accumulated depreciation and amortization	209,330	70,875
Total assets	27,363,363	24,514,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,919,241	260,137
Notes payable	6,421,565	6,683,879
Lines of credit	2,667,262	253,945
Accrued expenses	287,722	135,168
Accrued interest	450,994	237,592
Deferred revenue	11,223	11,223
Notes payable, related party	-	279,800
Total current liabilities	11,758,007	7,861,744
Long term liabilities:
Notes payable	-	424,700
Notes payable, related party	279,800	-
Convertible debt, net of $4,823,839 and $5,002,500 discount, respectively	5,176,161	4,997,500
Derivative liability, convertible note compound embedded derivative	4,800,000	4,500,000
Derivative liability, contingent warrants issued to convertible debt holders	720,000	675,000
Total long term liabilities	10,975,961	10,597,200
Total liabilities	22,733,968	18,458,944
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 80,000,000 shares authorized, 17,706,625 shares issued and outstanding at March 31, 2006 and December 31, 2005	17,707	17,707
Additional paid in capital, common stock	7,697,868	7,697,868
Retained deficit	(3,086,180)	(1,660,086)
Total stockholders’ equity	4,629,395	6,055,489
Total liabilities and stockholders’ equity	$27,363,363	24,514,433

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Revenues:
Revenues	$1,033,000	-
Cost of revenues	659,086	-
Gross profit	373,914	-
Costs and expenses:
Corporate general and administration	990,226	503
Sales and marketing	129,082	-
Total costs and expenses	1,119,308	503
Operating loss	(745,394)	(503)
Other income (expense):
Loss on fair value of derivatives	(345,000)	-
Interest income	96,955	28
Interest expense	(514,471)	(429)
Total other expense	(762,516)	(401)
Net loss	$(1,507,910)	(904)

Basic and diluted loss per share	$(0.09)

Basic and diluted weighted average common shares outstanding	17,706,625

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,507,910)	(904)
Non cash adjustments:
Loss on fair value of derivative liability	345,000	-
Amortization of convertible debt discount	178,661	-
Amortization of debt issuance costs	53,051	-
Compensation expense	81,816
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,665	-
Increase in total inventory	(5,197,115)	-
Decrease in other assets	13,753	-
Increase in accounts payable	1,659,104	-
Increase in other payables	152,554	(60)
Increase in interest payable	213,402	429
Net cash used in operating activities	(3,995,019)	(535)
Cash flows from investing activities:
Purchase of fixed assets	(151,119)	-
Net cash used in investing activities	(151,119)	-
Cash flows from financing activities:
Repayments of notes payable, net	(262,314)	-
Advances on lines of credit	2,413,317	-
Repayment of long term notes	(424,700)	-
Cash paid for debt issuance costs	(47,065)	-
Net cash provided by financing activities	1,679,238	-
Net (decrease) in cash and cash equivalents	(2,466,900)	(535)
Cash and cash equivalents at beginning of period	10,019,816	8,943
Cash and cash equivalents at end of period	$7,552,916	8,408

Supplemental disclosures of cash flow information:
Cash paid for interest	$90,165	-
Cash paid for income taxes	$-	-

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Organization and Business Activity

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

Land development and related Services: In connection with the Company’s land acquisition efforts, and based upon its strategic market analysis, it prepares raw real estate for development and sells land for development. It offers assistance and site-specific analysis to land owners desiring to maximize land values. Such analysis can help owners design neighborhoods with pocket parks, natural space, and varying lot sizes to attract a broader range of buyers; accelerating the absorption of the subdivision and thereby maximizing value. In tandem with the land acquisition efforts, the Company prepares real estate for development and sells undeveloped real estate. Its planned target group for sales is experienced local homebuilders and national homebuilders.

Services to homebuilders: The Company delivers customized services to local builders who have strong technical skills but whom may lack the financial resources to compete effectively against national companies. In addition to selling lots to builders, the Company offers the builders a package of services designed to help them effectively compete against national builders. These services include marketing, sales, accounting, bill payment, compliance reviews, financing and surety and management services. The Company’s homebuilding services represent a complimentary strategy to accelerate the rate of sales of its land holdings.

(2)	Summary of Significant Accounting Policies
(a)	Consolidation of Variable Interest Entities

The Company offers certain homebuilder customers surety for their interim construction loans and cash advances to facilitate sales of the Company’s lots. The Company may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, (VIE) and the Company may have a significant, but less than controlling, interest in the entities. The Company accounts for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether the Company has significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

(b)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net losses of approximately $82 thousand for the three months ended March 31, 2006. Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

(3)	Inventory

The Company’s inventory includes real estate held for sale or development, land, and land under development, which includes real estate under development, development costs and earnest money on land purchase options. As of March 31, 2006, it had approximately 1,730 acres of land under contract, plus owned approximately 795.2 acres that is under development in Hays and Williamson County, Texas. Earnest money deposits for land options included in inventory totaled approximately $1.2 million at March 31, 2006, of which all is non-refundable.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(4)	Consolidation of Variable Interest Entities

We exercise significant influence over, but hold no controlling interest with homebuilder customers but we bear the majority of the rewards and risk of loss. At March 31, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, (VIE) (Note 2 (a)) that we have a significant, but less than controlling, interest in the entities. The results of these customers have been consolidated into our financial statements.

(5)	Related Party Transactions

In 2004, Clark N. Wilson became the sole remaining partner of Athena. On May 31, 2005 Athena merged with WFC and the remaining Athena assets and partnership interests were exchanged for 9,000,000 shares of WFC common stock. In addition, at the time of the merger, trusts belonging to various members of the Wilson family purchased 1,000,000 shares of common stock for $60 thousand.

In March of 2005, some of the trusts belonging to the Wilson family purchased a note for approximately $280 thousand from a third party that is secured by approximately 15 acres of land. The terms of the notes payable to Wilson family trusts remained the same at 8% per annum but the maturity date was changed from October 7, 2008 to April 4, 2006 when the entire principal and interest will be due and payable. On March 29, 2006, the note was extended for two years, maturing on April 4, 2008. (Note 9)

In June 2005, Clark N. Wilson, President and CEO of the Company and an investor purchased 2,200,000 and 2,000,000 shares respectively, of Series A Convertible Preferred Stock from the company for $1.00 per share. In December 2005, this same investor purchased $800 thousand of convertible debt. (Note 9)

In August 2005, the Company repaid $121 thousand that Mr. Wilson had advanced to the Company before the merger with Athena for working capital. In October 2005, the Company repaid the remaining $140 thousand advanced by Mr. Wilson to the Company.

In 2005, the company obtained a line of credit of $2 million that was personally guaranteed by the Company’s CEO.

During the three months ended March 31, 2006, Mr. Wilson’s brother provided services to the Company of approximately $15 thousand. These services were primarily related to information systems for the Company. Management believes that these services were provided at fair market value.

Real Property Purchase

SGL Development, Ltd. and SGL Investments, Ltd., (collectively, “SGL”) were owners of approximately 736 acres of undivided land in Hays County, Texas. Clark N. Wilson directly and beneficially (through Steamboat Joint Venture) owned 13.59% (Wilson Beneficial Interest) of the property and John O. Gorman indirectly owned 12.33% (Gorman Beneficial Interest) of the property. In June 2005, SGL distributed to Mr. Wilson and Mr. Gorman their beneficial ownership in the property which they sold to the Company in exchange for 1,260,826 and 1,143,963 respectively of the 2,404,789 preferred shares issued by the Company in the transaction. SGL then sold the remaining property, approximately 74.08%, to the Company in exchange for notes payable of approximately $6.9 million. The Company believes it purchased the property at fair market value due to the other parties involved in the transaction. The notes payable issued have principal and interest due at maturity on June 30, 2006, with interest at the prime rate as reported in the Wall Street Journal adjusted for changes, (“Prime Rate”) for the first six months, Prime Rate plus 2.00% for the second six months and Prime Rate plus 2.25% with an exercise of an extension period of 90 days on the notes if the notes are not in default. The interest rate on the notes increased to 9.75% as of March 31, 2006. The notes are secured by the entire property acquired. There is a provision for partial releases of the land, lots, and tracts, with assignments ranging from 100% to 140% of the par value per acre as a condition of the releases.

As of March 31, 2006, 5 properties had been sold, and the Company had repaid approximately $502 thousand of principal and approximately $73 thousand interest on the notes. At December 31, 2005, two of the properties had been sold by the Company and repayments of approximately $207 thousand of principal and approximately $35 thousand of interest had been made to SGL Development, Ltd. The Company has not experienced losses on the sales of these properties.

(6)	Liquidity and Capital Resources

Issuance of Convertible Debt

As part of the convertible debt issuance discussed in Note 8, an existing common stock investor purchased $800 thousand of the total convertible debt that was issued.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(6)	Liquidity and Capital Resources (continued)

Liquidity

The Company had approximately $7.6 million in cash and cash equivalents at March 31, 2006 and plans to commit several million dollars in cash for the option rights to purchase land and guarantee certain payments regarding the development of the optioned land over the next year. At March 31, 2006, it had approximately $11.8 million of current liabilities. $6.2 million of notes payable are due June 30, 2006. The notes have a three-month extension until September 30, 2006. While the Company plans on having a portion these notes repaid through lot sales, raw land sales and refinancing the balance with bank or joint venture financing, there is no assurance that it can be successful, possibly using the majority of its available cash or forcing liquidation of a portion of these assets, or delaying or canceling other projects. The Company secured another line of credit of approximately $2.7 million, totaling $4.7 million in lines of credit. It had $2.1 million drawn against these lines of credit, which will be repaid as properties are sold. Approximately $762 thousand of the notes payable relate to VIE’s that had drawn on lines of credit guaranteed by the Company that will be repaid with home sales. The Company currently does not expect to experience losses from these guarantees.

In order to retain all of its development rights under existing land purchase contracts and option agreements, the Company will be required to pay approximately $15 million for land purchases, installments and option fees through the end of 2006. This includes the development of land including the installation of water, sewage, streets and common areas. The Company intends to continue its growth plans and expects to purchase or obtain options to purchase additional acreage for development and additional finished lots, to provide ample supplies for its homebuilder customers. The Company intends to raise additional equity, use a combination of debt and joint venture financing as well as cash generated from lot and land sales, to finance these activities.

The Company’s growth will require substantial amounts of cash, for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to its homebuilder customers. Until it begins to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain its liquidity, the Company has financed the majority of its land and development activities with debt and believes it can do so in the future, through a combination of debt and joint venture financing combined with sales of selected lot positions, land and lot options, and the raising additional equity. The Company’s current short term financing is adjusted relative to the prime rate, which has increased over the past few months and could increase substantially in the future. An increase in interest rates could have a material adverse effect on its operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet the Company’s cash obligations and make future borrowings more difficult.

Land comprises the majority of the Company’s assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. The Company’s debt might then be called requiring liquidation of assets to satisfy its debt obligations or the use its cash. A significant downturn could also make it more difficult for the Company to liquidate assets to raise cash and pay off debts which could have a material adverse effect upon the Company.

In the normal course of business, the Company enters into various land purchase option agreements that require earnest money deposits. Currently it has approximately $1.2 million in earnest money and deposits outstanding of which the entire $1.2 million would be forfeited and expensed if the Company were to cancel the agreements.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due June 1 and December 1 beginning in 2006 until converted. These interest payments will be paid from cash and total approximately $500 thousand per year.

Capital Resources

The Company anticipates purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of its expenditures in the past have been for inventory, consisting of land, land development and land options totaling almost $18 million as of March 31, 2006. To secure additional inventory, it will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(6)	Liquidity and Capital Resources (continued)

Capital Resources (continued)

The Company also provides financing services to its homebuilder customers, acting as surety on their interim construction loans or by providing interim construction financing for their projects. The Company may also provide working capital loans to its homebuilder customers. The Company plans to raise additional equity, combined with its current equity and convertible debt, to obtain interim construction and development financing. The Company believes that it can use acquired properties to finance 50% to 80% of the cost of the land and development. The Company intends on maintaining a debt to equity ratio below 7.5 to 1.

To address the Company’s cash needs, it raised $10 million of subordinated convertible debt in December 2005 due December 1, 2012, at 5% per annum with semi-annual interest payments. In September 2005, it obtained a $2 million line of credit for interim construction financing, of which it has drawn approximately $847 thousand, which is the balance due. Each draw on the construction loan is required to be repaid within one year, with the interest rate per annum at the prime rate. In March 2006, the Company obtained an additional construction loan of approximately $2.7 million, which will be repaid during the year following completion, currently expected to be July 2006, through lots sales as homes are sold. Minimum repayments of $440 thousand must be repaid every three months with the lot sales, or the Company will pay the shortfall.

The Company anticipates that it will be able to obtain additional financing by leveraging its capital resources and to raise money with the sale of stock or other debt or equity instruments to finance its growth. The Company also plans to participate in joint ventures to develop and secure additional land holdings, which would decrease the need for cash, versus purchasing the property outright, but could pose other risks such as the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

The Company has notes payable of approximately $6.2 million maturing on June 30, 2006, with principal and interest due. The notes can be extended until September 30, 2006 at prime plus 2.25% at the option of the Company. If the Company is unable to refinance the notes, it would have to pay the $6.7 million in cash. It intends to refinance these notes through a combination of land sales, debt and joint venture financing. If its are unable to refinance or pay off the notes, then there could be a material adverse effect on the Company, forcing it to use all of its cash, liquidate assets at possibly unfavorable terms, or forcing it to default and face severe legal ramifications as well as put the Company in default with its debt holders.

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

Non-Compete

Clark Wilson, the Company’s executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which we plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business. The stated term of the covenant not-to-compete is five years from the date his employment terminated, for certain enumerated counties in Texas, including the counties in and around, Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other count ies in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. In the Company’s opinion, its current activities do not violate the terms of the covenant, and we do not intend to engage in homebuilding activities until the covenant terminates in June of 2007. The Company’s consolidation of its homebuilding customers required under certain reporting requirements, specifically FIN 46(R) should not be construed as a legal merger of the entities. If J. M. Peters determines that these activities do violate the covenant, and if that determination results in a claim, the Company will likely incur material legal costs as a result.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(7)	Commitments and Contingencies(continued)

Litigation

The Company is not aware of any material pending legal proceedings, or other litigation incidental to our business, which would have a material adverse affect, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Office Lease

The Company entered into a sublease agreement with a related party for 4,000 square feet of office space. The sublease term is nineteen months beginning July 1, 2005 at approximately $6 thousand per month and may be cancelled by either party with 60 days written notice. The Lease provides for expansion space with 30 days written notice.

Loan Guarantees

The Company is the guarantor of a $5 million master construction line of credit that matures on January 11, 2007, for one of its homebuilding customers. Under the agreement, the Company as Guarantor is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. At March 31, 2006, approximately $523 thousand had been drawn against the line of credit.

(8)	Indebtedness

In October 2003, the company exchanged notes payable of approximately $280 thousand and approximately $95 thousand in cash for approximately 15 acres of land in Hays County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some Wilson family members. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006 the Company renegotiated an extension on the note until April 4, 2008. All other terms remained the same.

In June 2005 the Company issued a note payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land (Note 5). This note had a balance of approximately $6.2 and approximately $6.7 at March 31, 2006 and December 31, 2005, respectively.

Lines of Credit

In September 2005, the Company secured a $2 million, one year, line of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. At December 31, the interest rate on borrowings was 7.25% per annum. Loans made on specific lots and construction is collateralized by such property and construction. Mr. Wilson personally guarantees the Loan. The Company had drawn approximately $847 thousand and approximately $254 thousand against the loan at March 31, 2006 and December 31, 2005, respectively, which was the balance owed.

In March 2006, the Company secured, from a different lending institution, a $3.0 million development loan agreement, maturing on March 30, 2007, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan limit will be the lesser of the $3.0 million or 70% of the market value reflected on the approved appraisal. The loan is secured by the property being developed into single-family home lots, totaling approximately 32.6 acres located in Williamson County, Texas. Each of the lots will be released upon payment to the bank of either 125% of the loan basis or 90% of the net sales proceeds for each lot to be released. The Company must make cumulative principal reductions in the aggregate amount of approximately $440 thousand every three months calendar months beginning at the end of the first calendar month in which the completion date occurs and the Company cannot modify or amend its organizational documents without prior written consent. At March 31, 2006, the Company had drawn approximately $1,3 million against the line of credit.

Convertible Debt

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012 to certain purchasers. The following are the key features of the Convertible Debt: Interest accrues on the principal amount of the Convertible Debt at a rate of 5% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2006. The Convertible Debt is due on December 1, 2012 and is convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits; reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(8)	Indebtedness (continued)

Convertible Debt (continued)

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

The Convertible Debt has a Registration Rights Agreements (RRA), whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (December 19, 2005). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each Warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided, that in either case such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement.

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the Convertible Debt. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the Warrant Shares, on February 3, 2006 if this registration statement shall not have been filed with the SEC by such date (the Company filed a form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the Warrant Shares, on April 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date, which it wasn’t; (iii) with respect to an additional 25% of the Warrant Shares, on May 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the Warrant Shares, on June 18, 2006 if this registration statement shall not have been declared effective by the SEC by such date. Management has recorded the fair value of these warrants due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued.

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

The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments are the Penalty Warrants, which were initially valued individually and totaled approximately $653 thousand. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Single Compound Embedded Derivatives.” The single compound embedded derivative features include the conversion feature within the Convertible Note, the early redemption option and the Fixed Price Conversion adjustment. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of approximately $4.4 million. The unamortized discount will be amortized using the straight-line method over the life of the Convertible Note, or 7 years. The Penalty Warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.60, using a Black-Scholes valuation model, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor. The unamortized discount is being amortized to interest expense over the 7-year life of the notes using the straight-line method.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(8)	Indebtedness (continued)

Convertible Debt (continued)

The Company also incurred closing costs of $635 thousand which included placement agent fees of $450 thousand, plus 750,000 fully vested warrants with a 10 year exercise period, to purchase the Company’s common stock at $2.00 per share valued at $829 thousand, for a total of $1.4 million to be amortized over the 7-year life of the notes using the effective interest rate method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

Using a Black-Scholes model, the fair value of the Derivative Liability with Single Compound Embedded Derivatives within Convertible Note was computed at approximately $4.4 million as of December 31, 2005, using substantially the same assumptions as stated above. The fair value of the additional embedded derivative instruments was immaterial at December 31, 2005. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Convertible Note.

Convertible Note at March 31, 2006 and at December 31, 2005

	March 31, 2006	December 31, 2006
Notional balance	$10,000,000	10,000,000
Unamortized discount	4,823,839	5,002,500
Convertible debt balance, net of unamortized discount	$5,176,161	4,997,500

The above derivative liabilities were re-valued as of December 31, 2005 based on fair value of the Company’s common stock of $1.64, using an independent valuation, using substantially the same assumptions stated above. This resulted in a loss on fair value of derivative liabilities and an increase in the derivative liabilities by approximately $173 thousand.

At March 31, 2006, the derivative liabilities were re-valued based on the fair value of the Company’s common stock of $1.71, using an independent valuation, using the same assumptions as stated above. This resulted in a loss on fair value of derivative liabilities and an increase in the derivative liabilities by approximately $345 thousand for the three months ended March 31, 2006.

The following is a summary of derivative liabilities

	March 31, 2006	December 31, 2006
Convertible note compound embedded derivatives	$4,800,000	4,500,000
Warrants	720,000	675,000
Total derivative liabilities	$5,520,000	5,175,000

Notes Payable

In November of 2005, the Company paid cash and issued a long-term note payable of approximately $425 thousand with a maturity date of February 15, 2008 at an interest rate of 6.5% for the purchase of approximately 31 acres of land. The terms of the note payable called for one installment of approximately $213 thousand plus interest, payable on February 15, 2007, and the balance of the principal and accrued interest due and payable on February 15, 2008. The interest rate would increase to 12% on matured, unpaid amounts. The note can be prepaid at anytime without penalty and is secured by the real estate purchased. The Company repaid the note in March 2006.

(9)	Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(10)	Common Stock Option / Stock Incentive Plan

Stock Option Plan

In August 2005, the Company adopted the “Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan,” the “Stock Option Plan.” The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the Merger was determined by the Board of Directors as of the grant date. This plan was assumed by Wilson Holdings, Inc. at the time of the Cole merger. The fair value of the options granted under the plan was determined by the Board of Directors (“Board”) prior to the merger with Cole.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or member of the board of directors of any parent or subsidiary.

The stock issued under the Stock Option Plan shall not exceed 1,680,478 shares. Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates upon the earlier of (1) the expiration of the ten year period measured from the date the Plan is adopted by the Board or (2) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The Company had 770,478 shares of common stock available for future grants under the Plan at March 31, 2006.

Compensation expense related to the Company’s share-based awards during the three months ended March 31, 2006 was approximately $82 thousand, of which approximately $50 thousand related to stock options resulting from the adoption of SFAS 123R. There was no compensation expense for the three months ended March 31, 2005 as no share based compensation plan was in place at the time.

Prior to January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Plan and are reflected in the disclosures below. None of the options issued to date were vested as of December 31, 2005. The Company issued options to purchase 850,000 share of common stock at a strike price of $2.00 per share during 2005. These options had a fair value of $1.45 per share at the grant date. The fair value of options issued in 2005 was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. Options issued during 2005 to employees had a fair value of $1.45 per share. There were no options issued before the Plan’s inception in August 2005.

During the three months ended March 31, 2006, the Company issued options to purchase 210,000 shares of common stock at a strike price of $2.00 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grant to be $1.20 per share. Management estimated the volatility factor based on an average of comparable companies.

A summary of activity in common stock options for the three months ended March 31, 2006 and year ended December 31, 2005 are as follow:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options granted at plan inception	850,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(70,000)	$2.00	$2.00
Options outstanding, December 31, 2005	780,000	$2.00	$2.00
Options granted	210,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(80,000)	$2.00	$2.00
Options outstanding, March 31, 2006	910,000	$2.00	$2.00
Add: Available for issuance	770,478
Total available under plan	1,680,478

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(10)	Common Stock Option / Stock Incentive Plan (continued)

Stock Option Plan (continued)

The following is a summary of options outstanding and exercisable at March 31, 2006:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
910,000	9.5	$2.00	20,000	9.4	$2.00

At March 31, 2006, there was approximately $1.2 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. That expense is expected to be recognized over a weighted-average period of 4.8 years.

(11)	Subsequent Events

During May 2006, the Company received a Loan Commitment to refinance the $6.2 million loan due June 30, 2006. The new loan will be for $6.2 million bearing interest at Prime Rate plus .75 % per annum, and will mature 24 months after closing.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2005 and 2004 included in our Form 10-KSB, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Whenever we refer in this prospectus to “Wilson Holdings,” “the Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation.

Corporate Information

Wilson Holdings is a holding company and was formerly known as Cole Computer Corporation. In connection with its acquisition of Wilson Family Communities, Inc., or WFC, in October 2005, Cole Computer Corporation changed its name to Wilson Holdings, Inc. Wilson Holdings is the sole stockholder of Wilson Family Communities, which is our sole operating company. Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “WSHD.” Our business was originally conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., a Texas limited partnership. In May 2005, Athena merged into WFC. Our principal executive offices are located at 2700 Via Fortuna, Suite 400, Austin, Texas 78746 and the telephone number of our offices is (512) 732-0932. Our website is www.wilsonfamilycommunities.com.

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

The core of our business plan is to secure land strategically, before market demand drives up prices, based on our understanding of population growth patterns and infrastructure development. This portion of the business will require the majority of our financial resources. In tandem with our land acquisition efforts, and based upon our strategic market analysis, we plan to prepare raw real estate for homebuilding and sell raw and developed land. We also intend to deliver customized services, residential lots and financial support to local builders who have strong technical skills but whom may lack the personnel and financial resources to compete effectively against national companies, We will earn revenue from the sales of real estate and residential lots and the services provided based on both the gross selling price of the homes and the services provided to the builders.

Land Sales and Development

During the three months ended March 31, 2006, our revenues totaled approximately $1 million. Sales consisted of undeveloped acreage lots of approximately $616 thousand with gross profits of approximately $289 thousand, plus consolidated single-family home sales of approximately $417 thousand with gross profits of approximately $85 thousand for combined gross profits of approximately $374 thousand, or 36% of revenues. While we expect to sell primarily developed single-family lots, we will from time to time sell raw or developed land tracts for acreage lots or other purposes. The gross profits derived from the sale of these lots during the three months ended March 31, 2006, is not indicative of future gross margins or sales trends. While we expect more consistent sales from developed lots in the future, we will from time to time sell tracts of land, lot positions and land purchase options that will cause both our revenues and gross margins to fluctuate. The revenue from the VIE’s is for the sale of a single family home and no assumptions should be made regarding future revenues or profit margins based on the period presented. We do however, expect to increase revenues from lot and land sales for the Company and expect our customers (VIE’s) to increase their home sales in the coming months that will be consolidated into our results. We were providing our services to two homebuilders at March 31, 2006.

Operating Expenses

General and administrative expenses are composed primarily of salaries and related employee benefits and taxes, accounting and legal, and general office expenses and insurance. During the three-month period ended March 31, 2006, salaries, benefits and taxes totaled approximately $435 thousand, approximately 44% of general and administrative costs. Legal, accounting, audit and transactions costs amortization, which includes the expenses of filing our shelf registration and other SEC filings, totaled approximately $182 thousand, or approximately 19% of general and administrative expenses. Expenses included from the consolidation of our VIE’s was approximately 5% of total general and administrative expenses. We expect total general and administrative to remain at approximately the same level for the following two quarters and increase in the fiscal fourth quarter.

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures and catalogs, signage, billboards and market research. Sales and marketing salaries and related expenses were approximately $59 thousand, or approximately 46% of total marketing costs. Approximately 10% of the sales and marketing expenses were a result of the consolidation of the VIE’s.

Interest expense of approximately $514 thousand relates directly to properties purchased, convertible debt interest costs, and approximately $179 thousand for the amortization of the convertible debt discount.

We experienced a loss on the fair value of derivatives during the three months ended March 31, 2006 of approximately $345 thousand, which is the increase in the fair value of the derivative liabilities related to the convertible notes and contingent warrants. This increase was primarily the result of the increase in value of our common stock.

We intend to finance a major portion of land purchases and expect interest expense to increase with borrowings in future periods. We also anticipate interest rates to increase, which will increase interest expense.

Interest income of approximately $97 thousand for the three months ended March 31, 2006 was interest earned on the Company’s cash and cash equivalents.

Financial Condition and Capital Resources

Liquidity

We had approximately $7.6 million in cash and cash equivalents at March 31, 2006 and plans to commit several million dollars in cash for land development, the option rights to purchase land and guarantee certain payments regarding the development of the optioned land over the next year. At March 31, 2006, we had approximately $7.6 million in cash and $11.7 million of current liabilities. $6.2 million of notes payable are due June 30, 2006 and can be extended three months until September 30, 2006. While we plan on having a portion these notes repaid through lot sales, raw land sales and refinancing the balance with bank or joint venture financing, there is no assurance that we can be successful, possibly using the majority of our available cash or forcing liquidation of a portion of these assets, or delaying or canceling other projects. We have $2.1 million drawn against our lines of credit, which will be repaid as properties are sold. Approximately $762 thousand of the notes payable and lines of credit relate to our VIE’s which we have guaranteed, that will be repaid with home sales. We currently do not expect to experience losses from these guarantees but have increased risk of loss since we do not have direct control over these entities.

In order to retain all of our development rights under existing land purchase contracts and option agreements, we will be required to pay approximately $15 million for land purchases, installments and option fees through the end of 2006. This includes the development of land including the installation of water, sewage, streets and common areas. We intend to continue our growth plan and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots, to provide ample supplies for our homebuilder customers. We intend to use a combination of debt and joint venture financing as well as cash generated from lot and land sales to finance these activities.

Our growth will require substantial amounts of cash, for earnest money deposits, land purchases, development costs and to provide financing or surety services to our homebuilder customers. Until we begin to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, we have financed the majority of our land and development activities with equity and debt and believe we can do so in the future, through a combination of debt and joint venture financing combined with sales of selected lot positions, land and options and raising additional capital. Our current short term financing is adjusted relative to the prime rate, which has increased over the past few months and could increase substantially in the future. An increase in interest rates could have a material adverse effect on our operations by increasing expenses and cash outlays, decreasing our profitability or increasing our losses, depleting our cash and thereby making it difficult to meet our cash obligations and make future borrowings more difficult.

Land comprises the majority of our assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. Our debt might be called requiring liquidation of assets to satisfy our debt obligations or the use our cash. A significant downturn could also make it more difficult for us to liquidate assets to raise cash and pay off debts which could have a material adverse effect upon the Company.

In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits. Currently we have approximately $1.2 million in earnest money and deposits outstanding, which would be forfeited and expensed if we were to cancel the agreements.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due June 1 and December 1 beginning in 2006 until converted. These interest payments will be paid in cash and total approximately $500 thousand per year.

Capital Resources

The Company anticipates purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options totaling almost $18 million as of March 31, 2006. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

We also provide financing services to our homebuilder customers, acting as surety on their interim construction loans or by providing interim construction financing for their projects. We may also provide working capital loans to our homebuilder customers. We believe that with the equity available and what we can raise in the future, we can use typical interim construction financing for these activities, which could total several million dollars.

To address the Company’s cash needs, it raised $10 million of subordinated convertible debt in December 2005 due December 1, 2012, at 5% per annum with semi-annual interest payments. In September 2005, we obtained a $2 million line of credit for interim construction financing, of which we have drawn approximately $847 thousand. Each draw on the construction loan is required to be repaid within one year, with the interest rate per annum at the prime rate. In March 2006, the Company obtained an additional construction loan of approximately $2.7 million, which will be repaid during the year following completion, currently expected to be July 2006, through lots sales as homes are sold. Minimum repayments of $440 thousand must be repaid every three months with the lot sales, or the Company will pay the shortfall. The Company anticipates that it will be able to obtain additional financing by leveraging its capital resources and to raise money with the sale of stock or other debt or equity instruments to finance its growth if it is successful in executing its strategy. The Company also plans to participate in joint ventures to develop and secure additional land holdings, which would decrease the need for cash, versus purchasing the property outright, but could pose other risks such as the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

We have notes payable of approximately $6.2 million maturing on June 30, 2006, with principal and interest due, which can be extended to September 30, 2006. If we are unable to refinance the notes, we would have to pay the $6.2 million in cash. We intend to refinance these notes primarily through bank debt, combined with land sales, and joint venture financing. If we are unable to refinance or pay off the notes, then there could be a material adverse effect on the Company, forcing us to use all of our cash, liquidate assets at possibly unfavorable terms, or forcing us to default and face severe legal ramifications, as well as put us in default with our other debt holders.

Off-Balance Sheet Arrangements

As of March 31, 2006, the Company had no off-balance sheet arrangements.

Contractual Obligations and Commitments

We are the guarantors of a $5 million master construction line of credit that matures on January 11, 2007, for one of our homebuilding customers. Under the agreement, the Company as guarantor is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, the debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter and Mr. Clark must remain active in the day to day business management affairs of the Company. At March 31, 2006, a total of approximately $523 thousand had been drawn against the line of credit.

Risk Factors

You should carefully consider the risks described below before making a decision to invest in our common stock or in evaluating the Company and its business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the following risks could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our current operating business has a limited operating history and revenues.

Wilson Holdings recently acquired Wilson Family Communities, or WFC, which has a limited operating history and, accordingly, is subject to substantial risks inherent in the commencement of any new business enterprise. The business of WFC was conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P. to engage in land acquisition, development, and homebuilder services. Athena has not generated significant revenues, and, to date, neither has WFC.

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

The proceeds from our recently completed sale of Convertible notes may be insufficient for us to execute our business plan.

Based on our business plan and the assumptions made therein, the $10 million in convertible notes we issued in connection with our December 19, 2005 financing coupled with additional conventional real estate financing should be adequate to fund our development expenditures. Should the proceeds from this sale be insufficient to execute our business plan, we may be required to seek additional sources of capital, partner with an established operating company interested in our emerging business or enter into joint venture arrangements for the development of certain of our properties, as a means to raise needed capital. If we were required to resort to such a partnership, however, we would most likely be required to cede some control over our activities and to negotiate our business plan with our business partner.

We may face intense competition in our industry, and our results of operations and financial condition are greatly affected by the performance of the industry.

The real estate business is highly competitive, and many of our competitors have significantly greater financial and other resources than we do. Such competitors include local developers who are committed primarily to particular markets and national developers who acquire properties throughout the U.S. We cannot provide assurances that no additional competitors will enter the markets we serve or propose to serve, that we will be able to compete successfully, or that we will have adequate funds to compete.

Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants. WFC’s performance is affected by several such factors, including local real estate market conditions (both where its properties are located and in areas where its potential customers reside), fluctuations in interest rates, and the availability and cost of mortgage financing for potential customers (to the extent they finance their purchases) and for buyers of the potential customers’ existing residences. Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition, and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets. All of these factors apply to our business and can significantly reduce the prices we are able to command for our land assets or completed construction.

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

The performance of the central Texas economy will affect our sales and, consequently, the underlying values of our properties. For example, the economy in the Austin MSA is heavily influenced by conditions in the technology industry. In a weak technology market, we may experience reduced sales, primarily affecting “high-end” properties, which can significantly affect our financial condition and results of operations. The San Antonio MSA economy is dependent on the service industry (including tourism), government/military and businesses specializing in international trade. To the extent there is a significant reduction in tourism to San Antonio we would expect to see reduced sales of lower priced homes due to a likely reduction in lower paying tourism-related jobs. Due to its dependence on the military, any change to the currently proposed military base reduction plans could harm San Antonio as it currently expects to see a net gain of approximately 4,000 new jobs due to base closures in other areas. Additionally, economic shifts affect residential and commercial property markets, and thus our business, in different ways. We intend to focus on residential rather than commercial properties. A builder with diversified projects in both sectors may be better able to survive a downturn in the residential market if the commercial market remains strong. However, our focus on the residential sector can make us more vulnerable than a diversified builder.

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

WFC’s performance may be adversely affected by weather conditions that damage property. Additionally, weather conditions can delay development and construction projects by weeks or months, which could delay and decrease our anticipated revenues. To the extent we encounter significant weather related delays, our business would suffer.

Our chief executive officer is subject to a non-compete agreement that may affect our business.

Clark Wilson, our chief executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which we plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business. The stated term of the covenant not-to-compete is five years for certain enumerated counties in Texas, including the counties in and around, Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other counties in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. In our opinion, our current activities do not violate the terms of the covenant, and we do not intend to engage in homebuilding activities until the covenant terminates in June 2007.

We are a relatively small company and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

We are a small company with a finance and accounting organization that we believe is the appropriate size to support our current operations; however, with the new demands of being a public reporting company we may determine that our finance and accounting group is undersized. As a public company, we will be subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these laws and the rules and regulations promulgated thereunder will increase our accounting, legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may place significant strain on our personnel, systems and resources.

The Exchange Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concern, which could have a material adverse effect on our business, financial condition and results of operations.

We expect that these rules and regulations will make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent will be significantly curtailed.

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

Wilson Holdings is a holding company.

Wilson Holdings is a holding company with no material assets other than its equity interest in its wholly owned subsidiary, WFC. WFC conducts substantially all of our operations and directly owns substantially all of our assets. In the event of a liquidation, after senior creditors are paid, any remaining assets would then be distributed to Wilson Holdings as the holder of all shares of common stock of WFC and subsequently would be distributed ratably among the holders of Notes and then among the holders of the Common Stock.

Our CEO is our largest stockholder and will continue to control a substantial ownership position in Wilson Holdings.

Clark N. Wilson, our CEO, owns or controls approximately 70% of the issued and outstanding shares of Common Stock of Wilson Holdings. Mr. Wilson has the voting power to control the election of the members of Wilson Holdings’ board of directors and, thereby, to control substantially all corporate actions and decisions for an indefinite period of time.

We have limited sources of liquidity.

We require substantial capital to pursue our operating strategy and we will continue to rely on external sources for liquidity, and for the foreseeable future, our principal source of working capital will be proceeds from our recent sale of convertible notes, lines of credit and bank financing.

Our current monthly operating overhead is approximately $220 to $350 thousand, and such amount will increase as we expand our operations. In addition, we plan to expend significant funds for certain land purchase contracts, earnest money deposits, option fees, and future land purchases, as well as for day to day operations and interim construction loans for third party builders. Our current cash position may not be sufficient to develop our business to the extent needed to create a positive cash flow from operations.

We have borrowed money at floating interest rates and if interest rates were to significantly increase, our financial results could suffer.

We have borrowed approximately $9.0 million at an interest rates ranging from prime to prime plus 2.25%. If the prime rate were to significantly increase, we would have to pay additional amounts in interest under these notes and line of credit and our financial results could suffer.

There is currently a limited market for the Common Stock. Any trading market that develops in the Common Stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

We recently completed a reverse merger to acquire the operations of WFC. Although our common stock is currently quoted on the OTC Bulletin Board, there is currently only a limited market for the Common Stock and there can be no assurance that an improved market will ever develop. Any trading market that does develop may be volatile, and significant competition to sell the Common Stock in any such trading market may exist, which could negatively affect the price of the Common Stock. As a result, the value of the Common Stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and the Common Stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision.

We are vulnerable to concentration risks because our operations are currently almost exclusive to the Austin, Texas market.

Our real estate activities are almost entirely located in Austin, Texas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy greatly affects our revenue opportunities and consequently the underlying values of our land holdings. The Austin economy is heavily influenced by conditions in the technology industry. Therefore, in a weak technology market, our financial condition and results of operations may be materially and adversely impacted.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities.

Significant capital resources will be required to fund our development expenditures. Our performance continues to be substantially dependent on future cash flows from real estate sales and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our current and future properties.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.

Our real estate activities are subject to numerous factors beyond our control, including local real estate market condition, substantial existing, and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

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

Item 3.	Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2006.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

There are no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit No.	Description
3.1

Articles of Incorporation of Pandora’s Golden Box (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB (SEC File No. 000-23819) (the “Form 10-SB”) and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.2 to the Form 10-SB and incorporated herein by reference)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference)
3.4	Bylaws (filed as Exhibit 3.3 to the Form 10-SB and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)

31.1	Certification
31.2	Certification
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

May 9, 2006	/s/ Clark Wilson
Clark Wilson, President and Chief Executive Officer

May 9, 2006	/s/ Dan Allen
Dan Allen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

LIST OF EXHIBITS

Exhibit No.	Description
3.1

Articles of Incorporation of Pandora’s Golden Box (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB (SEC File No. 000-23819) (the “Form 10-SB”) and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.2 to the Form 10-SB and incorporated herein by reference)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference)
3.4	Bylaws (filed as Exhibit 3.3 to the Form 10-SB and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)

31.1	Certification
31.2	Certification
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002