Form 10QSB
period 2006-06-30
WILSON HOLDINGS, INC.
filed 2006-08-14
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 14, 2006 the registrant had 17,706,625 shares of common stock, par value $0.001, outstanding.

        Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

i

INTRODUCTORY NOTE

This Report on Form 10-QSB for Wilson Holdings, Inc. (“we,” “us,” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-KSB and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Whenever we refer in this report to "Wilson Holdings," "the Company," "we," "us," or "our," we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation.

ii

Item 1. Financial Statements

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
  As of June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,591,970	10,019,816
Inventory
Land	10,359,124	12,299,872
Construction in progress	9,390,517	655,145
Total inventory	19,749,641	12,955,017
Other assets	78,301	48,056
Total current assets	24,419,912	23,022,889

Non-current assets:
Debt issuance costs, net of amortization	1,374,085	1,420,669
Equipment and software, net of accumulated depreciation and
amortization	200,691	70,875
Total assets	25,994,688	24,514,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	812,132	260,137
Notes payable	5,000	6,683,879
Lines of credit	3,874,866	253,945
Accrued expenses	565,999	135,168
Accrued interest	91,777	237,592
Deferred revenue	11,223	11,223
Notes payable, related party	-	279,800
Total current liabilities	5,360,997	7,861,744
Long term liabilities:
Notes payable	6,200,000	424,700
Notes payable, related party	279,800	-
Convertible debt, net of $4,645,179 and $5,002,500 discount,
respectively	5,354,821	4,997,500

Derivative liability, convertible note compound embedded derivative	7,050,000	4,500,000
Derivative liability, contingent warrants issued to convertible debt
holders	1,057,500	675,000
Total long term liabilities	19,942,121	10,597,200
Total liabilities	25,303,118	18,458,944
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 80,000,000 shares authorized,
17,706,625 shares issued and outstanding at June 30, 2006 and
December 31, 2005	17,707	17,707
Additional paid in capital	7,900,754	7,697,868
Retained deficit	(7,226,891)	(1,660,086)
Total stockholders' equity	691,570	6,055,489
Total liabilities and stockholders' equity	$25,994,688	24,514,433

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
  For the Three Months and Six Months Ended March 31, 2006 and 2005

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Homebuilding and related services	$2,284,972	-	2,701,972	-
Land sales	50,000	-	666,000	-
Total revenues	2,334,972	-	3,367,972	-

Cost of revenues:
Homebuilding and related services	1,892,654	-	2,224,444	-
Land sales	23,859	-	351,155	-
Total cost of revenues	1,916,513	-	2,575,599	-

Gross profit:
Homebuilding and related services	392,318	-	477,528	-
Land sales	26,141	-	314,845	-
Total gross profit	418,459	-	792,373	-

Costs and expenses:
Corporate general and administrative	1,211,489	64,532	2,201,715	65,035
Sales and marketing	229,010	7,172	358,093	7,172
Total costs and expenses	1,440,499	71,704	2,559,808	72,207
Operating loss	(1,022,040)	(71,704)	(1,767,435)	(72,207)
Other income (expense):
Loss on fair value of derivatives	(2,587,500)	-	(2,932,500)	-
Interest income	108,831	7,846	205,786	7,874
Interest expense	(558,184)	(16,313)	(1,072,656)	(16,742)
Total other expense	(3,036,853)	(8,467)	(3,799,370)	(8,868)
Net loss	$(4,058,893)	(80,171)	(5,566,805)	(81,075)

Basic and diluted loss per share	$(0.23)	(0.02)	(0.31)	(0.05)

Basic and diluted weighted average
common shares outstanding	17,706,625	3,333,333	17,706,625	1,666,667

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005

	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,566,805)	(81,075)
Non cash adjustments:
Loss on fair value of derivative liability	2,932,500	-
Amortization of convertible debt discount	357,321	-
Amortization of debt issuance costs	105,099	-
Compensation expense	202,886	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,474	135
Increase in total inventory	(6,794,624)	(9,283)
Increase in other assets	(30,245)	(14,519)
Increase in accounts payable	551,995	26,380
Increase in accrued expenses	430,831	19,533
Decrease in interest payable	(145,815)	-
Net cash used in operating activities	(7,925,383)	(58,829)
Cash flows from investing activities:
Purchase of fixed assets	(161,289)	(6,247)
Net cash used in investing activities	(161,289)	(6,247)
Cash flows from financing activities:
Advances from related parties, net	-	240,000
Issuances (repayments) of notes payable, net	(903,579)	-
Advances (repayments) on lines of credit	3,620,921	-
Common stock sales	-	60,000
Series A Preferred stock sales	-	4,400,000
Cash paid for debt issuance costs	(58,516)	-
Net cash provided by financing activities	2,658,826	4,700,000
Net decrease in cash and cash equivalents	(5,427,846)	4,634,924
Cash and cash equivalents at beginning of period	10,019,816	8,943
Cash and cash equivalents at end of period	$4,591,970	4,643,867

Cash paid for interest	$817,211	-
Cash paid for income taxes	$-	-

Supplemental disclosures of cash flow information:
Notes payable issued for land	$-	6,890,988
Preferred stock issued for land	-	2,404,788
Land	$-	9,295,776
Common stock exchanged for partnership interests	$-	18,286

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Organization and Business Activity

Wilson Holdings, Inc., (the “Company”) is a Nevada corporation formerly known as Cole Computer Corporation, a Nevada corporation. Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Wilson Holdings, Inc., a Delaware corporation and a majority of its shareholders, Wilson Acquisition Corp., a Delaware corporation and now, a Subsidiary of the Company and Wilson Family Communities, Inc., a Delaware corporation (“WFC”), Wilson Acquisition Corp. and WFC merged and WFC became a wholly-owned Subsidiary of the Company. The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “WSHD.OB”.

The consolidated financial statements and the notes of the Company as of June 30, 2006 and December 31, 2005, and for the three months and six months ended June 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2005 audited financials statements contained in the Company's  Form 10-KSB, filed March 31, 2006.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted.

The Company is focused on three principal activities: strategic land acquisition, land development and related services and services to homebuilders.

•	Strategic Land Acquisition: The core business plan is to acquire land and land rights either through purchase or option agreements.

•	Land Development and Related Services: In connection with the Company’s land acquisition efforts, and based upon its strategic market analysis, it develops residential real estate for homebuilding, sells residential lots, and sells land in various stages of development. It offers assistance and site-specific analysis to land owners desiring to maximize land values. Such analysis can help owners design neighborhoods with pocket parks, natural space and varying lot sizes to attract a broader range of buyers; accelerating the absorption of the subdivision and thereby maximizing value. Its primary target group for sales is regional and national homebuilders.

•	Services to Homebuilders: The Company delivers residential lots and customized services to local builders who have strong technical skills but who may lack the financial resources to compete effectively against national companies. In addition to selling residential lots to the builders, the Company offers a package of services designed to help them effectively manage their business. These services include marketing, sales, accounting, bill payment, compliance reviews, financing, surety and management services. The Company’s homebuilding services represent a complimentary strategy to accelerate the rate of sales of its residential lot and land holdings. The Company is currently evaluating whether to continue providing these services.

(2)	Summary of Significant Accounting Policies
(a)	Consolidation of Variable Interest Entities

The Company offers certain homebuilder clients surety for their interim construction loans and cash advances to facilitate sales of the Company’s residential lots. The Company may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIE), and the Company may have a significant, but less than controlling, interest in the entities. The Company accounts for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether the Company has significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

(b)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method. Under this transition method, compensation expense recognized during the three months and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net losses of approximately $82 thousand and $203 thousand for the three months and the six months ended June 30, 2006, respectively. Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method under "Accounting Principles Board Opinion No. 25."

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(c)	Loss per Common Share (continued)

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 1,660,000 and 1,570,000 as of March 31 and June 30, 2006, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

(3)	Inventory

The Company’s inventory includes real estate held for sale or development and land, , which includes real estate under development, development costs, prepaid development costs, capitalized development costs on land under option but not yet owned, and earnest money on land purchase options. As of June 30, 2006, it had approximately 1,314 acres of land under contract, plus approximately 735 acres owned with 720 acres under development in Hays County, Travis County and Williamson County, Texas. Development costs capitalized on land under option totaled $673 thousand at June 30, 2006, all of which is non-refundable if the Company does not exercise the option and purchase the land. Earnest money deposits for land options included in inventory totaled approximately $933 thousand at June 30, 2006, all of which is non-refundable.

(4)	Consolidation of Variable Interest Entities

We exercise significant influence over, but hold no controlling interest in our homebuilder clients. We bear the majority of the rewards and risk of loss. At June 30, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, (VIEs) (Note 2 (a)) that we have a significant, but less than controlling, interest in the entities. The results of these clients have been consolidated into our financial statements. Below is a summary of the effect of the consolidation of these entities for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
				Consolidating
	WFC	VIEs		entries	Consolidated

Revenues	1,191,987	2,713,972	(a)	(537,987)	3,367,972
Expenses:
Cost of Revenues	685,672	2,427,914	(a)	(537,987)	2,575,599
General, administrative, sales and marketing	2,241,615	204,956	(b)	113,237	2,559,808
Costs and expenses before interest	2,927,287	2,632,870		(424,750)	5,135,407
Operating income/(loss)	(1,735,300)	81,102		(113,237)	(1,767,435)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b) Loss of VIEs.

Below is a summary of the effect of the consolidation of these entities for the three months ended June 30, 2006:

	Three Months Ended June 30, 2006
				Consolidating
	WFC	VIEs		entries	Consolidated
Revenues	394,025	2,296,972	(a)	(356,025)	2,334,972
Expenses:
Cost of revenues	212,864	2,059,674	(a)	(356,025)	1,916,513
General, administrative, sales and marketing	1,233,466	132,615	(b)	74,418	1,440,499
Costs and expenses before interest	1,446,330	2,192,289		(135,579)	3,357,012
Operating income/(loss)	(1,052,305)	104,683		(74,418)	(1,022,040)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b) Loss of VIEs.

(5)	Operating and Reporting Segments

The Company has two reporting segments: Homebuilding and Related Services, and Land Sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales and services provided to homebuilders. The Company, does not build or sell homes but is required to consolidate its homebuilder services clients per “FIN (46)”, (Note 4). The Company identifies the clients it consolidates as “VIEs”. Land sales consists of land in various stages of development sold, including finished lots. The Company eliminates land sales to its homebuilder clients. The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(5)	Operating and Reporting Segments (continued)

The following table presents segment operating results before taxes for the six months ended June 30, 2006:

	Homebuilding and Related Services	Land Sales	Total

Revenues from external customers	$2,701,972	666,000	3,367,972
Costs and expenses:
Cost of revenues	2,224,444	351,155	2,575,599
Selling, general and administrative	1,241,525	560,918	1,802,443
Allocated corporate expenses	416,551	340,814	757,365
Loss of fair value of derivatives	-	2,932,500	2,932,500
Interest revenue	(10)	(205,776)	(205,786)
Interest expense	364,479	708,177	1,072,656
Total costs and expenses	4,246,989	4,687,788	8,934,777
Loss before taxes	$(1,545,017)	(4,021,788)	(5,566,805)
			-
Segment Assets	$7,160,909	18,833,779	25,994,688

Capital expenditures	$-	161,289	161,289

The following table presents segment operating results before taxes for the three months ended June 30, 2006:

	Homebuilding and Related Services	Land Sales	Total

Revenues from external customers	$2,284,972	50,000	2,334,972
Costs and expenses:
Cost of revenues	1,892,654	23,859	1,916,513
Selling, general and administrative	763,066	346,525	1,109,591
Allocated corporate expenses	181,999	148,909	330,908
Loss of fair value of derivatives	-	2,587,500	2,587,500
Interest revenue	(10)	(108,821)	(108,831)
Interest expense	248,028	310,156	558,184
Total costs and expenses	3,085,737	3,308,128	6,393,865
Loss before taxes	$(800,765)	(3,258,128)	(4,058,893)

Segment Assets	$7,160,909	18,833,779	25,994,688
Capital expenditures	$-	10,170	10,170

(6)	Related Party Transactions

In 2004, Clark N. Wilson, the Company President and Chief Executive Officer, became the sole remaining partner of Athena Equity Partners-Hays, L.P., a Texas limited partnership. On May 31, 2005 Athena merged with WFC and the remaining Athena assets and partnership interests were exchanged for 9,000,000 shares of WFC common stock. In addition, at the time of the merger, trusts belonging to various members of the Wilson family purchased 1,000,000 shares of WFC common stock for $60 thousand.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(6)	Related Party Transactions (continued)

In March of 2005, some of the trusts belonging to the Wilson family purchased a note for approximately $280 thousand from a third party that is secured by approximately 15 acres of land. At the time of purchase, the terms of the note payable to the trusts belonging to family members of Clark Wilson remained the same at 8% per annum but the maturity date was changed from October 7, 2005 to April 4, 2006 when the entire principal and interest would be due and payable. On March 29, 2006, the note was extended for two years, changing the maturity date to April 4, 2008. (Note 9)

In June 2005, Clark N. Wilson, President and CEO of the Company and another investor purchased 2,200,000 and 2,000,000 shares, respectively, of Series A Convertible Preferred Stock from WFC for $1.00 per share. In December 2005, the other investor purchased $800 thousand of convertible debt. (Note 9)

In August 2005, WFC repaid $121 thousand that Mr. Wilson had advanced to WFC before the merger with Athena for working capital. In October 2005, WFC repaid the remaining $140 thousand advanced by Mr. Wilson to WFC.

In 2005, WFC obtained a line of credit of $2 million that was personally guaranteed by Mr. Wilson. The personal guarantee was released during May 2006.

During the three months and six months ended June 30, 2006, Mr. Wilson’s brother provided services to the Company for which he was paid approximately $5 thousand and $20 thousand, respectively. These services were primarily related to the development of information systems for the Company. Management believes that these services were provided at fair market value.

Real Property Purchase

SGL Development, Ltd. and SGL Investments, Ltd., (collectively, “SGL”) were owners of approximately 736 acres of undivided land in Hays County, Texas. Clark N. Wilson directly and beneficially (through Steamboat Joint Venture) owned 13.59% (the “Wilson Beneficial Interest”) of the property and John O. Gorman indirectly owned 12.33% (the “Gorman Beneficial Interest”) of the property. In June 2005, SGL distributed to Mr. Wilson and Mr. Gorman their beneficial ownership in the property which they sold to WFC in exchange for 1,260,826 and 1,143,963, respectively, of the 2,404,789 preferred shares issued by WFC in the transaction. SGL then sold the remaining property, approximately 74.08%, to WFC in exchange for notes payable of approximately $6.9 million. The Company believes that WFC purchased the property at fair market value due to the price paid for the preferred stock paid by the other parties involved in the transaction. The notes payable issued had principal and interest due at maturity on June 30, 2006, with interest at the prime rate as reported in the Wall Street Journal adjusted for changes, (“Prime Rate”) for the first six months, Prime Rate plus 2.00% for the second six months and Prime Rate plus 2.25% with an exercise of an extension period of 90 days on the notes if the notes are not in default. The interest rate on the notes increased to 9.75% as of March 31, 2006. The notes are secured by the entire property acquired. There is a provision for partial releases of the land, lots, and tracts, with assignments ranging from 100% to 140% of the par value per acre as a condition of the releases.

As of June 2006, the Company had repaid approximately $700 thousand in principal through the sales of acreage lots and during June 2006, the Company refinanced the loan balance of $6.2 million with a financial institution (Note 9).

Issuance of Convertible Debt

As part of the convertible debt issuance discussed in Note 9, an existing common stock investor purchased $800 thousand of the $10 million of convertible debt that was issued.

(7)	Liquidity and Capital Resources

Liquidity

The Company had approximately $4.6 million in cash and cash equivalents at June 30, 2006. It plans to commit several million dollars in cash to exercise option rights to purchase land, develop land and guarantee certain payments regarding the development of the optioned land over the next year. The Company has secured lines of credit totaling approximately $9.7 million. It had approximately $3.9 million drawn against these lines of credit, which will be repaid as finished lots and completed homes are sold. At June 30, 2006, the Company owed approximately $223 thousand on a $2 million line of credit which was subsequently reduced to a zero balance in July 2006. Approximately $1.2 million of the notes payable relate to VIEs that had drawn on lines of credit, guaranteed by the Company, to build homes, that will be repaid with as the completed homes are sold. The Company currently does not expect to experience losses from these guarantees.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(7)	Liquidity and Capital Resources (continued)

Liquidity (continued)

The Company anticipates investing approximately $8 million for the purchase of land, installment payments, options fees and development costs over the next six months and approximately $23 million for purchase of land, installment payments, options fees and development costs over the next twelve months. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. The Company intends to and expects to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. The Company is actively seeking additional debt financing and intends to raise additional equity, possibly using joint venture financing as well as cash generated from lot and land sales, to finance these activities.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to its homebuilder clients. Until it begins to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain its liquidity, the Company has financed the majority of its land and development activities with debt and equity, and believes it can continue to do so in the future, through a combination of conventional and convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and raising additional equity. The Company’s current short term financing is indexed to the prime rate, which has increased over the past few months and could increase substantially in the future.

An increase in interest rates could have a material adverse effect on the Company’s operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet the its cash obligations, and make it unlikely that the Company could meet the borrowing criteria of future lenders.

Land comprises the majority of the Company’s assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. The Company’s debt might then be called requiring liquidation of assets to satisfy its debt obligations or the use its cash. A significant downturn could also make it more difficult for the Company to liquidate assets to raise cash and pay off debts, which could have a material adverse effect upon the Company.

In the normal course of business, the Company enters into various land purchase option agreements that require earnest money deposits. In order for the Company to start or continue the development process on optioned land, it may incur development costs it purchases the land. At June 30, 2006, the Company had capitalized development costs of $673 thousand, all of which is non-refundable if the Company does not exercise the option and purchase the land. Currently it has approximately $933 thousand in earnest money and deposits outstanding of which the entire $933 thousand would be forfeited and expensed if the Company were to cancel the agreements.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due June 1 and December 1 beginning in 2006 until converted. These interest payments will be paid from cash and total approximately $500 thousand per year.

Capital Resources

During June 2006, the Company refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning 12 months from the date of closing. Principal reductions from sales of real estate are credited towards the $800 thousand per quarter requirement.

The Company anticipates purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of its expenditures in the past have been for inventory, consisting of land, land development and land options totaling almost $20 million as of June 30, 2006. To secure additional inventory, it will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

The Company also provides financing services to its homebuilder clients, acting as surety on their interim construction loans or by providing interim construction financing for their homebuilding activities. The Company may also provide working capital loans to its homebuilder clients. The Company plans to raise additional equity, combined with its current equity and convertible debt, to obtain additional interim construction, and development financing. The Company believes that it can finance 50% to 80% of the cost of the land and development costs for acquired properties.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(7)	Liquidity and Capital Resources (continued)

Capital Resources (continued)

To address the Company’s cash needs, it raised $10 million of subordinated convertible debt in December 2005 due December 1, 2012, at 5% per annum with semi-annual interest payments due May and December, beginning in May 2006. In September 2005, it obtained a $2 million line of credit for interim construction financing, of which it owed approximately $223 thousand at June 30, 2006. In March 2006, the Company obtained an additional construction loan of approximately $3.0 million, which will be repaid during the year following completion, through lot sales to builders. The Company must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months in the calendar months beginning at the end of the first calendar month in which the completion date occurs which was during July 2006.

The Company anticipates that it will be able to obtain additional financing through the sale of stock or other debt or equity instruments to finance its growth. The Company also may participate in joint ventures to develop and secure additional land holdings, which would decrease the need for cash, versus purchasing the property outright, but could pose other risks such as the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

During June 2006, the Company refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning 12 months from the date of closing. Principal reductions from sales of real estate are credited towards the $800 thousand per quarter requirement.

(8)	Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company plans to enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own, before it exercises its option agreement. At June 30, 2006, the Company had capitalized development costs of $673 thousand, all of which is non-refundable if the Company does not exercise the option and purchase the underlying land.

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

The stated term of the covenant not to compete is five years from the date his employment terminated, for certain enumerated counties in Texas, including the counties in and around Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other counties in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated, which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. In the Company’s opinion, its current activities do not violate the terms of the covenant and we do not intend to engage in homebuilding activities until the covenant terminates in June of 2007. The Company’s consolidation of its homebuilding clients required under certain reporting requirements, specifically FIN 46(R) should not be construed as a legal merger of the entities. If J. M. Peters determines that these activities do violate the covenant, and if that determination results in a claim, the Company will likely incur material legal costs as a result.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(8)	Commitments and Contingencies (continued)

Non-Compete (continued)

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

Loan Guarantees

The Company is the guarantor of a $5 million master construction line of credit that matures on January 11, 2007, for one of its homebuilding clients. Under the agreement, the Company, as Guarantor, is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter, and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. At June 30, 2006, approximately $1.2 million had been drawn against the line of credit which was the balance owed.

(9)	Indebtedness

In October 2003, a predecessor entity of the Company exchanged notes payable of approximately $280 thousand and approximately $95 thousand in cash for approximately 15 acres of land in Hays County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some members of Clark Wilson’s family. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006, the Company renegotiated an extension on the note until April 4, 2008. All other terms remained the same.

In June 2005, the Company issued notes payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land. These notes had a total balance of approximately $6.7 at December 31, 2005. The Company reduced the principal balance through sales of acreage tracts and to approximately $6.2 million and during June 2006, it refinanced the notes with a new lender. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning 12 months from the date of closing, June 2007. Principal reductions from sales of the real estate are credited towards the $800 thousand per quarter requirement.

Lines of Credit

In September 2005, the Company secured a $2 million, one year, line of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. At December 31, the interest rate on borrowings was 7.25% per annum. Loans made on specific lots and construction is collateralized by such property and construction. Mr. Wilson personally guaranteed the Loan. The Company had drawn approximately $254 thousand against the loan at December 31, 2005 which was the balance owed. During May 2006, the lending institution released Mr. Wilson’s personal guarantee.

In March 2006, the Company secured, from a different lending institution, a $3.0 million development loan, maturing on March 30, 2007, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan is secured by the property being developed into single-family home lots, totaling approximately 32.6 acres located in Williamson County, Texas. Each of the lots will be released upon payment to the bank of either 125% of the loan basis or 90% of the net sales proceeds for each lot to be released. The Company must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months in the calendar year beginning at the end of the first calendar month in which the completion date occurs, which was during July, 2006. At June 30, 2006, the Company had drawn approximately $2.45 million against the line of credit which was the balance owed.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012 to certain purchasers. The following are the key features of the Convertible Debt: Interest accrues on the principal amount of the Convertible Debt at a rate of 5% per annum, the debt is payable semi-annually on June 1 and December 1 of each year, with interest payments beginning on June 1, 2006. The Convertible Debt is due on December 1, 2012 and is convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

The Convertible Debt has a Registration Rights Agreements (RRA), whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (December 19, 2005). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each Warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement. The registration statement filed pursuant to the Registration Rights Agreement was declared effective by the SEC on August 1, 2006.

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the Convertible Debt, 562,500 of which were vested on June 30, 2006. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the Warrant Shares, on February 3, 2006 if this registration statement shall not have been filed with the SEC by such date (the Company filed a form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the Warrant Shares, on April 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date, which it wasn’t; (iii) with respect to an additional 25% of the Warrant Shares, on May 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the Warrant Shares, on June 18, 2006 if this registration statement shall not have been declared effective by the SEC by such date. Management has recorded the fair value of these warrants due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued. The Company received notice that the shelf registration relating to these warrants was declared effective on August 1, 2006 and 562,500 of these warrants have vested and the remaining 187,500 warrants will never vest.

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

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt (continued)

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

The Company also incurred closing costs of $635 thousand which included placement agent fees of $300 thousand, plus, reimbursement of expenses to the placement agent of $125 thousand, plus 750,000 fully vested warrants to purchase the Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829 thousand, for a total of $1.4 million to be amortized over the 7-year life of the notes using the effective interest rate method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

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

Convertible Note at June 30, 2006 and at December 31, 2005
		December 31,
	June 30, 2006	2005
Notional balance	$10,000,000	10,000,000
Unamortized discount	4,645,179	5,002,500
Convertible debt balance, net of unamortized discount	$5,354,521	4,997,500

The above derivative liabilities were re-valued as of December 31, 2005 based on fair value of the Company’s common stock of $1.64, using an independent valuation, and substantially the same assumptions stated above. This resulted in a loss on fair value of derivative liabilities and an increase in the derivative liabilities by approximately $173 thousand.

At June 30, 2006, the derivative liabilities were re-valued based on the fair value of the Company’s common stock of $2.26, using an independent valuation. These warrants were valued using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

The valuation resulted in a loss on the fair value of the derivative liabilities and an increase in the derivative liabilities by approximately $2.9 million for the six months ended June 30, 2006.

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt (continued)

The following is a summary of derivative liabilities

		December 31,
	June 30, 2006	2005
Convertible note compound embedded derivatives	$7,050,000	4,500,000
Warrants	1,057,500	675,000
Total derivative liabilities	$8,107,500	5,175,000

The Company reviews its valuation methods periodically and will institute a change to another appropriate method if it determines a different method provides a more accurate fair value.

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

During June 2006, the Company refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning 12 months from the date of closing. Principal reductions from sales of real estate are credited towards the $800 thousand per quarter requirement.

(10)	Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

(11)	Common Stock Option / Stock Incentive Plan

Stock Option Plan

In August 2005, the Company adopted the “Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan”, the “Stock Option Plan.” The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the Merger was determined by the Board of Directors as of the grant date. This plan was assumed by Wilson Holdings, Inc. at the time of the merger of the Company and WFC. The fair value of the options granted under the plan was determined by the Board of Directors (“Board”) prior to the merger of the Company and WFC.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or members of the board of directors of any parent or subsidiary.

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

WILSON HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements

(11)	Common Stock Option / Stock Incentive Plan (continued)

Stock Option Plan (continued)

The Company had 860,478 shares of common stock available for future grants under the Plan at June 30, 2006.

Compensation expense related to the Company’s share-based awards during the three months and six months ended June 30, 2006 was approximately $121 thousand and $203 thousand, respectively. There was no compensation expense for the three months or six months ended June 30, 2005, as no share based compensation plan was in place at the time.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Plan and are reflected in the disclosures below. None of the options issued to date were vested as of December 31, 2005. The Company issued options to purchase 850,000 shares of common stock at a strike price of $2.00 per share during 2005. These options had a fair value of $1.45 per share at the grant date. The fair value of options issued in 2005 was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. Options issued during 2005 to employees had a fair value of $1.45 per share. There were no options issued before the Plan’s inception in August 2005.

During the six months ended June 30, 2006, the Company issued options to purchase 210,000 shares of common stock at a strike price of $2.00 per share. The Black-Scholes pricing model was used with the following assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. Management has estimated the fair market value of the grants to be $1.20 per share. Management estimated the volatility factor based on an average of comparable companies. A summary of activity in common stock options for the six months ended June 30, 2006 and year ended December 31, 2005 are as follow:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options granted at plan inception	850,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(70,000)	$2.00	$2.00
Options outstanding, December 31, 2005	780,000	$2.00	$2.00
Options granted	210,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(170,000)	$2.00	$2.00
Options outstanding, June 30, 2006	820,000	$2.00	$2.00
Add: Available for issuance	860,478
Total available under plan	1,680,478

The following is a summary of options outstanding and exercisable at June 30, 2006:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
820,000	9.2	$2.00	100,000	9.2	$2.00

At June 30, 2006, there was approximately $998 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. That expense is expected to be recognized over a weighted-average period of 4.5 years.

(12)	Subsequent Events

On August 1, 2006, the Company’s Form SB-2 was declared effective by the SEC for the shares underlying the convertible debt discussed in Note 9.

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

Whenever we refer in this prospectus to "Wilson Holdings," "the Company," "we," "us," or "our," we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation.

Corporate Information

Wilson Holdings is a holding company and was formerly known as Cole Computer Corporation. In connection with its acquisition of Wilson Family Communities, Inc., or WFC, in October 2005, Cole Computer Corporation changed its name to Wilson Holdings, Inc. Wilson Holdings is the sole stockholder of Wilson Family Communities, which is our sole operating company. Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “WSHD”. Our business was originally conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., a Texas limited partnership. In May 2005, Athena merged into WFC. Our principal executive offices are located at 2700 Via Fortuna, Suite 400, Austin, Texas 78746 and the telephone number of our offices is (512) 732-0932. Our website is www.wilsonfamilycommunities.com.

Overview

Wilson Holdings merged with Wilson Family Communities (WFC) in October 2005. WFC was formed early in 2005 with the intention of focusing on acquiring and developing residential land in the Central Texas region. In May 2005, WFC merged with a limited partnership that had engaged in various land acquisition and development services.

The core of our business plan is to secure land strategically based on our understanding of population growth patterns and infrastructure development. This portion of the business will require the majority of our financial resources. In tandem with our land acquisition efforts, and based upon our strategic market analysis, we plan to prepare raw real estate for homebuilding and sell raw and developed land.

To both increase and accelerate lot sales, we also intend to deliver residential lots and financial support to local homebuilders who have strong technical skills but who may lack the personnel and financial resources to compete effectively against the national companies. We will earn revenue from the sale of real estate and residential lots, as well as on services provided to clients. The payment we receive will typically be determined by the gross selling price of the builders’ finished homes as well as the specific services we provide to individual homebuilders. We currently have signed agreements to provide these services to two homebuilder clients, although one client may not initiate any new projects. We are evaluating whether to continue providing such services to homebuilders in the future. We exercise significant influence over, but hold no controlling interest in homebuilder clients but we may retain the majority of the risk of loss and of the profits. At June 30, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, (VIEs) that we have a significant, but less than controlling, interest in the entities. The results of these clients have been consolidated into our financial statements.

Results of Operations

Homebuilding and Related Services Revenues

Homebuilding and related services consists of home sales and homebuilder services. All of the home sales are generated by our clients utilizing our homebuilder services. We consolidate these clients into our operating results based on accounting requirements according to FIN 46(R) and are referred to as “VIEs.”

During the six months ended June 30, 2006, home sales accounted for approximately 80% of revenues at a gross profit margin of approximately 18%. We expect the revenues from home sales to increase as more homes are started and sold in the coming quarters by our client. However, we are evaluating whether to continue providing homebuilder services. One client is not starting any new homes and accounted for approximately $1.8 million or 66% of the approximately $2.7 million of home sales. We do not expect the inactivity of this client to have a material affect in future periods. If we discontinue offering the services, or our remaining client does not perform as expected, or if both occur, our revenues would decrease materially and could have a material adverse affect upon our financial performance. Homebuilder services revenues are eliminated in the consolidation of our financial statements as cost of revenues to our VIEs. There were no revenues during the six months ended June 30, 2005 as the Company had recently received funding and had limited operations.

During the three months ended June 30, 2006, home sales accounted for 98% of revenues with a gross profit of 18%. The majority of home sales generated during this period reflect the increased client activity level. Approximately $2.3 million of the $2.7 million of homebuilding revenue was produced in the three months ended June 30, 2006. Our currently inactive client accounted for 66% of the revenue for the six months ended June 30, 2006, it only accounted for $1.4 million of the revenue generated in the three months ended June 30, 2006. We expect home sales to increase and margins to remain approximately the same, unless our homebuilding clients do not perform as expected.

Land Sales

It takes approximately 2 years to develop raw land into finished lots. During the six months and three months ended June 30, 2006, we were in the process of acquiring and developing land and did not have any revenues or significant operations as the Company had just received funding and was in the process of ramping operations.

Land sales were approximately $666 thousand for the six months ended June 30, 2006, of which approximately $50 thousand was generated in the three months ended June 30, 2006. Approximately $616 thousand of the revenue for the six months ended June 30, 2006 was from the sale of acreage tracts. The $50 thousand of revenue for the three months ended June 30, 2006 was from income on land options. Approximately $292 thousand of lots was sold to our VIEs for their homebuilding activities but was eliminated in consolidation of the financial statements.

The Company has been developing and acquiring land for sale to homebuilders and expects to see a significant increase in its land sales as its VIEs expand their operations and the Company offers more land for sale to national and regional homebuilders as well as local homebuilders. Developing finished lots from raw land takes approximately two years and we expect sales of finished lots to increase in the coming quarters as lots we are currently developing are completed and sold. We plan to sell the majority of our lots to national, regional and local homebuilders that may purchase anywhere from 5 to a 100 or more lots at a time. We also plan to sell lots under contract, whereby the purchaser commits to buy a large number of lots, but actually takes possession and pays for the lots in blocks over a period of months up to five or more years. We expect lot sales to vary significantly from quarter to quarter causing significant fluctuations in revenues and gross profit.

Costs and Expenses

General and Administrative Expenses

General and administrative expenses are composed primarily of salaries and related employee benefits and taxes, accounting and legal, and general office expenses and insurance. During the three months and six months ended June 30, 2006, salaries, benefits and taxes totaled approximately $356 thousand and $735 thousand respectively and represented approximately 29% and 33% of total general and administrative costs for the same periods. Legal, accounting, audit and transaction cost amortization, which includes the expenses of filing our shelf registration and other SEC filings, totaled approximately $305 thousand and $488 thousand for the three months and six months ended June 30, 2006, respectively and represented approximately 25% and 22%, respectively, of total general and administrative costs.. Fees and expenses, warranty expense, architecture fees, consulting services were $242 thousand and $422 for the three months and six months ended June 30, 2006, respectively, and represented approximately 20% and 19% of total general and administrative expenses, respectively. The remaining expenses were for general overhead such as rent, office expenses and insurance. Depreciation expense included in general and administrative was $19 thousand and approximately $31 thousand for the three months and six months ended June 30, 2006, respectively. General and administrative expenses included from the consolidation of our VIE’s were less than 10% of the total general and administrative expenses for the three months and six months ended June 30, 2006 respectively. We expect total general and administrative expenses to remain at approximately the same level for the next quarter.

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures and catalogs, signage, billboards and market research. Sales and marketing salaries and related expenses for the three months and six months ended June 30, 2006 were approximately $73 thousand and $131 thousand, respectively and represented approximately 32% and 37% of total marketing costs for the respective periods. Expenses for advertising, brochures and catalogs, signage, public relations and other selling expenses for the three months and six months ended June 30, 2006 was approximately $133 thousand and $201 thousand respectively and represented approximately 58% and 56% of total sales and marketing costs for the same periods. The remaining expenses for the three months and six months ended June 30, 2006, were for other incidental items and services. The Approximately 15% of the sales and marketing expenses resulted from the consolidation of the VIEs.

Operating expenses for the three months and six months ended June 30, 2005 were not comparable, as the Company had limited operations during the period.

Interest expense for the three months and six months ended June 30, 2006 of approximately $558 thousand and $1.1 million, respectively, relates directly to properties purchased, convertible debt interest costs and amortization of the convertible debt discount. The convertible debt discount amortization was approximately $179 thousand and $357 thousand respectively, for the three months and six months ended June 30, 2006. Interest on the convertible debt was $125 thousand and $250 thousand for the three months and six months, respectively. Our interest expense will increase if interest rates increase, and as we continue borrowing to finance land acquisitions and land development.

We experienced a loss on the fair value of derivatives during the three months and six months ended June 30, 2006 of approximately $2.6 million and $2.9 million, respectively, which is the increase in the fair value of the derivative liabilities related to the convertible notes and contingent warrants. This increase was primarily the result of the increase in value of our common stock. We intend to finance a major portion of land purchases and expect interest expense to increase with borrowings in future periods.

Interest income of approximately $109 thousand and $206 thousand for the three months and six months ended June 30, 2006 was interest earned on the Company’s cash and cash equivalents.

Financial Condition and Capital Resources

Liquidity

We had approximately $4.6 million in cash and cash equivalents at June 30, 2006. We plan to commit several million dollars in cash to exercise option rights to purchase land, develop land and guarantee certain payments regarding the development of the optioned land over the next year. We have secured lines of credit totaling approximately $9.7 million. Approximately $3.9 million was drawn against these lines of credit as of June 30, 2006, which will be repaid as finished lots and completed homes are sold. At June 30, 2006, We owed approximately $223 thousand on a $2 million line of credit, which was subsequently reduced to a zero balance in July 2006. Approximately $1.2 million of the notes payable relate to VIEs that had drawn on the lines of credit, guaranteed by the Company, to build homes that will be repaid as the completed homes are sold. The Company currently does not expect to experience losses from these guarantees.

We anticipates investing approximately $8 million for the purchase of land, installment payments, options fees and development costs over the next six months and approximately $23 million for purchase of land, installment payments, options fees and development costs over the next twelve months. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. We intend to and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. We are actively seeking additional debt financing and intend to raise additional equity, possibly using joint venture financing as well as cash generated from lot and land sales, to finance these activities.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to our homebuilder clients. Until we begin to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, We have financed the majority of our land and development activities with debt and equity, and believes we can continue to do so in the future, through a combination of conventional and convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and additional equity. Our current short term financing is indexed to the prime rate, which has increased over the past few months and could increase substantially in the future. An increase in interest rates could have a material adverse effect on our operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet the our cash obligations, and make it unlikely that we could meet the borrowing criteria of future lenders.

Land comprises the majority of our assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. Our debt might then be called requiring liquidation of assets to satisfy our debt obligations or use our cash. A significant downturn could also make it more difficult for us to liquidate assets to raise cash and pay off debts, which could have a material adverse effect upon the Company.

In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits. In order for us to start or continue the development process, we may incur development costs before we exercise an option agreement. At June 30, 2006, we had capitalized development costs of $673 thousand, all of which is non-refundable if we do not exercise the option and purchase the land. Currently we have approximately $933 thousand in earnest money and deposits outstanding of which the entire $933 thousand would be forfeited and expensed we were to cancel the agreements.

On December 19, 2005, we issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due June 1 and December 1 beginning in 2006 until converted. These interest payments will be paid from cash and total approximately $500 thousand per year.

Capital Resources

During June 2006, we refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning 12 months from the date of closing. Principal reductions from sales of real estate are credited towards the $800 thousand per quarter requirement.

We anticipate purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options totaling almost $20 million as of June 30, 2006. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

We also provide financing services to our homebuilder clients, acting as surety on their interim construction loans or by providing interim construction financing for their homebuilding activities. We may also provide working capital loans to our homebuilder clients. We plan to raise additional equity, combined with our current equity and convertible debt, to obtain additional interim construction, and development financing. We believe that we can finance 50% to 80% of the cost of the land and development costs for acquired properties.

To address our cash needs, we raised $10 million of subordinated convertible debt in December 2005 due December 1, 2012, at 5% per annum with semi-annual interest payments due May and December, beginning in May 2006. In September 2005, we obtained a $2 million line of credit for interim construction financing, and we owed approximately $223 thousand at June 30, 2006. In March 2006, we obtained an additional construction loan of approximately $3.0 million, which will be repaid during the year following completion , through lot sales to builders. We must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months, beginning at the end of the first calendar month in which the completion date occurs which was during July 2006.

We anticipate that we will be able to obtain additional financing through the sale of stock or other debt or equity instruments to finance our growth. We also may participate in joint ventures to develop and secure additional land holdings, which would decrease the need for cash, versus purchasing the property outright, but could pose other risks such as the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

During June 2006, we refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning 12 months from the date of closing. Principal reductions from sales of real estate are credited towards the $800 thousand per quarter requirement.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

We are the guarantors of a $5 million master construction line of credit that matures on January 11, 2007, for one of our homebuilding clients. Under the agreement, the Company as guarantor is subject to certain covenants. Among others, we must maintain a minimum tangible net worth of $2.5 million, the debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter. Debt excludes our convertible debt, and equity is defined as tangible net worth. In addition, Mr. Wilson must remain active in the day-today business management affairs of the Company. At June 30, 2006, approximately $1.2 million had been drawn against the line of credit which was the balance owed.

Critical Accounting Policies and Estimates

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

Consolidation of Variable Interest Entities

The Company offers certain homebuilder clients surety for their interim construction loans and cash advances to facilitate sales of the Company’s residential lots. The Company may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, (VIE) and the Company may have a significant, but less than controlling, interest in the entities. The Company accounts for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether the Company has significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method. Under this transition method, compensation expense recognized during the three months and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net losses of approximately $121 thousand and $203 thousand for the three months and the six months ended June 30, 2006, respectively. Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

Item 3. Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2006, the period covered by this Quarterly Report on

Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended June 30, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Pandora’s Golden Box (filed as Exhibit 3.1 to Registrant’s
Registration Statement on Form 10-SB (SEC File No. 000-23819) (the “Form 10-SB”) and
incorporated herein by reference)
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.2 to the Form 10-SB)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference)
3.4	Bylaws (filed as Exhibit 3.3 to the Form 10-SB and incorporated herein by reference.
3.5	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference, not yet effective)
4.1	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
31.1	Certification
31.2	Certification
31.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

August 14, 2006	/s/ Clark Wilson
Clark Wilson, President and Chief Executive Officer

August 14, 2006	/s/ Dan Allen
Dan Allen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Pandora’s Golden Box (filed as Exhibit 3.1 to Registrant’s
Registration Statement on Form 10-SB (SEC File No. 000-23819) (the “Form 10-SB”) and
incorporated herein by reference)
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.2 to the Form 10-SB)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference)
3.4	Bylaws (filed as Exhibit 3.3 to the Form 10-SB and incorporated herein by reference.
3.5	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference, not yet effective)
4.1	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
31.1	Certification
31.2	Certification
31.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002