Form 10QSB
period 2006-09-30
WILSON HOLDINGS, INC.
filed 2006-11-14
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23819

———————————
  WILSON HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	76-0547762
(State or other jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)
8121 Bee Caves Rd., Austin, TX 78746
(Address of Principal Executive Offices)

  512-732-0932

(Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of November 13, 2006 the registrant had 17,706,625 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

Index

ITEM

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis or Plan of Operation	20
Item 3.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

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

ii

Item 1.	Financial Statements
WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,803,777	10,019,816
Inventory
Land	10,435,621	12,299,872
Construction in progress	10,139,978	655,145
Total inventory	20,575,599	12,955,017
Other assets	115,819	48,056
Total current assets	29,495,195	23,022,889

Non-current assets:
Debt issuance costs, net of amortization	1,460,807	1,420,669
Equipment and software, net of accumulated depreciation and amortization	108,594	70,875
Total assets	31,064,596	24,514,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	695,335	260,137
Notes payable	11,000	6,683,879
Lines of credit	3,467,340	253,945
Accrued expenses	819,347	135,168
Accrued interest	200,398	237,592
Deferred revenue	11,223	11,223
Current portion of long term notes payable	1,600,000	-
Notes payable, related party	-	279,800
Total current liabilities	6,804,643	7,861,744
Long term liabilities:
Notes payable	4,600,000	424,700
Notes payable, related party	279,800	-
Convertible debt, net of $8,577,362 and $5,002,500 discount, respectively	7,922,638	4,997,500
Derivative liability, convertible note compound embedded derivative	3,412,500	4,500,000
Derivative liability, contingent warrants issued to convertible debt holders	698,344	675,000
Total long term liabilities	16,913,282	10,597,200
Total liabilities	23,717,925	18,458,944
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 80,000,000 shares authorized, 17,706,625 shares issued and outstanding at September 30, 2006 and December 31, 2005	17,707	17,707
Additional paid in capital	16,614,875	7,697,868
Accumulated deficit	(9,285,911)	(1,660,086)
Total stockholders’ equity	7,346,671	6,055,489
Total liabilities and stockholders’ equity	$31,064,596	24,514,433

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2006 and 2005

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Homebuilding and related services	$1,482,933	-	4,184,905	-
Land sales	413,811	255,000	1,079,811	255,000
Total revenues	1,896,744	255,000	5,264,716	255,000

Cost of revenues:
Homebuilding and related services	1,255,959	-	3,480,403	-
Land sales	273,332	114,587	624,487	114,587
Total cost of revenues	1,529,291	114,587	4,104,890	114,587

Gross profit:
Homebuilding and related services	226,974	-	704,502	-
Land sales	140,479	140,413	455,324	140,413
Total gross profit	367,453	140,413	1,159,826	140,413

Costs and expenses:
Corporate general and administration	1,168,128	369,270	3,369,843	434,305
Sales and marketing	282,328	105,200	640,421	112,372
Total costs and expenses	1,450,456	474,470	4,010,264	546,677
Operating loss	(1,083,003)	(334,057)	(2,850,438)	(406,264)
Other income (expense):
Loss on fair value of derivatives	(460,000)	-	(3,392,500)	-
Interest and other income	54,413	36,248	260,199	44,122
Interest expense	(570,430)	(127,968)	(1,643,086)	(144,710)
Total other expense	(976,017)	(91,720)	(4,775,387)	(100,588)
Net loss	$(2,059,020)	(425,777)	(7,625,825)	(506,852)

Basic and diluted loss per share	$(0.12)	(0.04)	(0.43)	(0.11)

Basic and diluted weighted average common shares outstanding	17,706,625	10,000,000	17,706,625	4,444,444

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,625,825)	(506,852)
Non cash adjustments:
Loss on fair value of derivative liability	3,392,500	-
Amortization of convertible debt discount	535,983	-
Amortization of debt issuance costs	157,927	-
Compensation expense	349,507	-
Depreciation and amortization	44,940	1,091
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(7,620,582)	(646,269)
Increase in other assets	(67,763)	(121,114)
Increase in accounts payable	435,198	262,557
Increase in accrued expenses	684,179	180,671
(Decrease) increase in accrued interest	(37,194)	86,516
Net cash used in operating activities	(9,751,130)	(743,400)
Cash flows from investing activities:
Purchase of fixed assets	(68,479)	(29,430)
Net cash provided (used) in investing activities	(68,479)	(29,430)
Cash flows from financing activities:
Advances from related parties, net	-	119,000
Issuances (repayments) of notes payable, net	(897,579)	(207,109)
Advances (repayments) on lines of credit, net	3,213,395	17,481
Proceeds from issuance of convertible debt	6,500,000	-
Proceeds from common stock sales	-	60,000
Proceeds from Series A convertible preferred stock	-	4,400,000
Cash paid for debt issuance costs	(212,246)	-
Net cash provided by financing activities	8,603,570	4,389,372
Net decrease in cash and cash equivalents	(1,216,039)	3,616,542
Cash and cash equivalents at beginning of period	10,019,816	8,943
Cash and cash equivalents at end of period	$8,803,777	3,625,485

Cash paid for interest	$1,064,421	51,138
Cash paid for income taxes	$-	-

Supplemental disclosures of cash flow information:
Notes payable issued for land	$-	6,890,988
Preferred stock issued for land	-	2,404,788
Land	$-	9,295,776
Common stock exchanged for partnership interests	$-	18,286

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Organization and Business Activity

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

The consolidated financial statements and the notes of the Company as of September 30, 2006 and December 31, 2005, and for the three months and nine months ended September 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2005 audited financials statements contained in the Company’s Form 10-KSB, filed March 31, 2006. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The Company is focused on three principal activities: strategic land acquisition, land development and related services, and services to homebuilders.

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

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies (continued)
(b)	Stock-Based Compensation (continued)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method. Under this transition method, compensation expense recognized during the three months and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net losses of approximately $109 thousand and $350 thousand for the three months and the nine months ended September 30, 2006, respectively. Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method under “Accounting Principles Board Opinion No. 25.”

If the Company had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

	Periods ended September 30, 2005
	Three months	Nine months
Net loss as reported	$(425,777)	(506,852)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(29,483)	(88,448)
Pro forma net loss	$(455,260)	(595,300)
Net loss per share
Basic and diluted - as reported	$(0.04)	(0.11)
Basic and diluted - pro forma	$(0.05)	(0.13)

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2005: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 5 years, and a 60% volatility factor.

(c)	Loss per Common Share

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 2,520,000 and 2,360,000 for the three months and nine months ended September 30, 2006, respectively, and 6,890,989 preferred shares and 850,000 options for the three and nine months ended September 30, 2005, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

(3)	Inventory

The Company’s inventory includes real estate held for sale or development and land, which includes real estate under development, development costs, prepaid development costs, development costs on land under option but not yet owned, and earnest money on land purchase options. As of September 30, 2006, it had approximately 2,395 acres of land under contract, including 681 acres under development and construction in Hays County, Travis County and Williamson County, Texas. Earnest money deposits for land costs and development costs on land under option, not owned, totaled $3.6 million at September 30, 2006, all of which is non-refundable if the Company does not exercise the option and purchase the land. During October 2006, the Company subsequently purchased the property which it had invested approximately $2.2 million of the total $3.6 million. Earnest money deposits for land options included above totaled approximately $863 thousand at September 30, 2006, all of which is non-refundable.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(3)       Inventory (continued)

Below is a summary of the property that is owned or under contract by the Company:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Project Costs to Date In Thousands	Approximate Acreage under Development	Texas County
Rutherford West	648	648	n/a	$9,983	648	Hays
Highway 183	15	15	n/a	388	-	Travis
Georgetown Village	665	54	611	5,667	33	Williamson
Villages of New Sweden	534	-	534	1,974	-	Travis
Elm Grove	90	-	90	418	-	Hays
Bohls Ranch	428	-	428	885	-	Travis
Other land projects	-	-	-	53
Sub-total land	2,380	717	1,663	$19,368	681
Homebuilding inventory	-	-	-	1,207	-
Total inventory	2,380	717	1,663	20,575	681

(4)	Consolidation of Variable Interest Entities

We exercise significant influence over, but hold no controlling interest in our homebuilder clients. We bear the majority of the rewards and risk of loss. At September 30, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), (Note 2 (a)) that we have a significant, but less than controlling, interest in the entities. The results of these clients have been consolidated into our financial statements. Below is a summary of the effect of the consolidation of these entities for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	$1,887,579	4,196,905	(a)	(819,768)	5,264,716
Expenses
Cost of Revenues	1,114,829	3,802,341	(a)	(812,280)	4,104,890
General, administrative, sales and marketing	3,534,899	287,654	(b)	187,711	4,010,264
Costs and expenses before interest	4,649,728	4,089,995		(624,569)	8,115,154
Operating income/(loss)	$(2,762,149)	106,910		(195,199)	(2,850,438)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

(b) Loss of VIEs.

Below is a summary of the effect of the consolidation of these entities for the three months ended September 30, 2006:

	Three Months Ended September 30, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	$695,592	1,482,933	(a)	(281,781)	1,896,744
Expenses
Cost of revenues	429,157	1,374,427	(a)	(274,293)	1,529,291
General, administrative, sales and marketing	1,293,284	82,698	(b)	74,474	1,450,456
Costs and expenses before interest	1,722,441	1,457,125		(199,819)	2,979,747
Operating income/(loss)	$(1,026,849)	25,808		(81,962)	(1,083,003)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

(b) Loss of VIEs.

No VIEs were consolidated into the operating results during the three months and six months ended September 30, 2005.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(5)	Operating and Reporting Segments

The Company has two reporting segments: Homebuilding and Related Services, and Land Sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales and services provided to homebuilders. The Company does not build or sell homes but is required to consolidate its homebuilder services clients per FIN (46), (Note 4). The Company identifies the clients it consolidates as “VIEs”. Land sales consist of land in various stages of development sold, including finished lots. The Company eliminates land sales to its homebuilder clients. The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

The following table presents segment operating results before taxes for the nine months ended September 30:

	2006			2005
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$4,184,905	1,079,811	5,264,716	-	255,000	255,000
Costs and expenses:
Cost of revenues	3,480,403	624,487	4,104,890	-	114,587	114,587
Selling, general and administrative	2,651,143	1,359,121	4,010,264	63,477	483,200	546,677
Loss of fair value of derivatives	-	3,392,500	3,392,500	-	-	-
Interest & other income	(143,751)	(116,448)	(260,199)	-	(44,122)	(44,122)
Interest expense	650,716	992,370	1,643,086	-	144,710	144,710
Total costs and expenses	6,638,511	6,252,030	12,890,541	63,477	698,375	761,852
Loss before taxes	$(2,453,606)	(5,172,219)	(7,625,825)	(63,477)	(443,375)	(506,852)

Segment Assets	$3,048,126	28,016,470	31,064,596	-	14,092,338	14,092,338
Capital expenditures	$-	68,479	68,479	-	29,430	29,430

The following table presents segment operating results before taxes for the three months ended September 30:

	2006			2005
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$1,482,933	413,811	1,896,744	-	255,000	255,000
Costs and expenses:
Cost of revenues	1,255,959	273,332	1,529,291	-	114,587	114,587
Selling, general and administrative	993,067	457,389	1,450,456	63,477	410,993	474,470
Loss of fair value of derivatives	-	460,000	460,000	-	-	-
Interest and other income	(143,741)	89,328	(54,413)	-	(36,248)	(36,248)
Interest expense	286,237	284,193	570,430	-	127,968	127,968
Total costs and expenses	2,391,522	1,564,242	3,955,764	63,477	617,300	680,777
Loss before taxes	$(908,589)	(1,150,431)	(2,059,020)	(63,477)	(362,300)	(425,777)

Segment Assets	$3,048,126	28,016,470	31,064,596	-	14,092,338	14,092,338
Capital expenditures	$-	-	-	-	23,183	23,183
(6)	Related Party Transactions

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

April 4, 2006 when the entire principal and interest would be due and payable. On March 29, 2006, the note was extended for two years, changing the maturity date to April 4, 2008 (Note 9).

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

During the nine months ended September 30, 2006, Mr. Wilson’s brother provided services to the Company for which he was paid approximately $20 thousand. These services were primarily related to the development of information systems for the Company. Management believes that these services were provided at fair market value. Mr. Wilson’s brother did not provide services to the Company during the three months ended September 30, 2006.

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

During September 2006, the Company refinanced the loan balance of $6.2 million with a financial institution (Note 9).

Issuance of Convertible Debt

As part of the December 2005 convertible debt issuance discussed in Note 9, an existing common stock investor purchased $800 thousand of the $10 million of convertible debt that was issued. As part of the convertible debt 2006 discussed in Note 9, existing common stock investors purchased $1.2 million of the $7.0 million convertible debt that was issued.

In connection with the placement of an additional $7 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas commissions of $70,000 and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated (Tejas), the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,088,963 shares of our common stock. Clark N. Wilson, who serves as our President and Chief Executive Officer and is a director, has served on the board of directors of Tejas Incorporated, since October 1999, and is compensated for such service. Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 10,000 shares of common stock Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

Barry A. Williamson is a member of our Board of Directors and, until January 31, 2006 was a member of the Board of Directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-elected to the Board of Directors of Tejas Incorporated in November 2006.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(6)	Related Party Transactions (continued)

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $6,042 per month for 36 months. The lease is with an affiliate of Tejas Incorporated. The Company believes that the lease is at fair market value for similar space in the Austin, TX commercial real estate market.

(7)	Liquidity and Capital Resources

Liquidity

The Company had approximately $8.8 million in cash and cash equivalents at September 30, 2006. It plans to commit several million dollars in cash to exercise option rights to purchase land, develop land and guarantee certain payments regarding the development of the optioned land over the next year. The Company has secured lines of credit totaling approximately $9.7 million. It had approximately $3.5 million drawn against these lines of credit, which will be repaid as finished lots and completed homes are sold. At September 30, 2006, the Company owed $0 on a $2 million line of credit which was previously reduced to a zero balance in July 2006. Approximately $834 thousand of the notes payable relate to VIEs that had drawn on lines of credit, guaranteed by the Company, to build homes, that will be repaid as the completed homes are sold. The Company currently does not expect to experience losses from these guarantees.

The Company anticipates investing approximately $8 million for the purchase of land, installment payments, options fees and development costs over the next six months and approximately $15 million for the purchase of land, installment payments, options fees and development costs over the next twelve months. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. The Company intends to and expects to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. The Company is actively seeking additional debt financing and intends to raise additional equity, possibly using joint venture financing as well as cash generated from lot and land sales, to finance these activities.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to its homebuilder clients. Until it begins to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain its liquidity, the Company has financed the majority of its land and development activities with debt and equity, and believes it can continue to do so in the future, through a combination of conventional and convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and raising additional equity. The Company’s current short term financing is indexed to the prime rate, which could increase substantially in the future.

An increase in interest rates could have a material adverse effect on the Company’s operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet its cash obligations, and make it unlikely that the Company could meet the borrowing criteria of future lenders.

Land comprises the majority of the Company’s assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. The Company’s debt might then be called, requiring liquidation of assets to satisfy its debt obligations or the use of its cash. A significant downturn could also make it more difficult for the Company to liquidate assets to raise cash and pay off debts, which could have a material adverse effect upon the Company.

In the normal course of business, the Company enters into various land purchase option agreements that require earnest money deposits. In order for the Company to start or continue the development process on optioned land, it may incur development costs if it purchases the land. At September 30, 2006, the Company had capitalized development costs of $2.6 million, all of which is non-refundable if the Company does not exercise the option and purchase the land. Currently it has approximately $814 thousand in earnest money and deposits outstanding classified in inventory of which the entire amount would be forfeited and expensed if the Company were to cancel the agreements.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due September 1 and December 1 beginning in 2006 until converted. These interest payments will be paid from cash and total approximately $500 thousand per year.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(7)	Liquidity and Capital Resources (continued)

Liquidity (continued)

In September 2006, we issued an additional $7 million in aggregate principal amount of subordinated convertible notes due September 1, 2013, bearing interest at 5% per annum with semi-annual interest payments due February 1 and September 1 beginning in February 1, 2007. These interest payments will be paid from cash and total approximately $350 thousand per year.

During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. The Company is required to maintain certain cash balances at the bank and is subject to additional financial covenants. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in a sales contract. The Company currently projects required pay down amounts of approximately $ 600 thousand per quarter. The purchase price of the property was approximately $8.4 million, with $2.6 million of owner financing, $3.7 million from the bank loan and cash from the Company of approximately $2.1 million. The Company has invested an additional amount of approximately $1.9 million for development of the property. The financial covenants require the Company to maintain liquid assets of more than $4 million, effective the third quarter of 2007. The Company is seeking to raise additional Capital and may not be in compliance should it not be able to raise the additional capital. It is in discussions with the financial institution to get the financial covenant compliance waived for 2007 if the Company is unable to raise additional capital.

Capital Resources

During June 2006, the Company refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800 thousand per quarter beginning June 2007. Principal reductions from sales of real estate are credited towards the $800 thousand per quarter requirement.

The Company anticipates purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of its expenditures in the past have been for inventory, consisting of land, land development and land options totaling approximately $20 million as of September 30, 2006. To secure additional inventory, it will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

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

To address the Company’s cash needs, it raised $10 million of subordinated convertible debt in December 2005 maturing December 1, 2012, at 5% per annum with semi-annual interest payments due May and December, beginning in May 2006. In September 2005, it obtained a $2 million line of credit for interim construction financing which had a zero balance at September 30, 2006. In March 2006, the Company obtained an additional construction loan of approximately $3.0 million, which will be repaid during the year following completion, through lot sales to builders. The Company must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months beginning in the fourth quarter of 2006. At September 30, 2006, the Company had drawn approximately $2.9 million against the line of credit and repaid approximately $300 thousand from lot sales with a balance owed of $2.6 million. In September 2006, we issued an additional $7 million in aggregate principal amount of subordinated convertible notes due September 1, 2013, bearing interest at 5% per annum with semi-annual interest payments due February 1 and September 1 beginning in February 1, 2007. These interest payments will be paid from cash and total approximately $350 thousand per year.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(7)	Liquidity and Capital Resources (continued)

Capital Resources (continued)

The Company anticipates that it will be able to obtain additional financing through the sale of stock or other debt or equity instruments to finance its growth. The Company also may participate in joint ventures to develop and secure additional land holdings, which would decrease the need for cash, versus purchasing the property outright, but could pose other risks such as dependence on the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

(8)	Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company plans to enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own, before it exercises its option agreement. At September 30, 2006, the Company had capitalized development costs of $3.1 million, all of which is non-refundable if the Company does not exercise the option and purchase the underlying land.

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

Office Lease

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $6,042 per month for 36 months.

Loan Guarantees

The Company is the guarantor of a $5 million master construction line of credit that matures on January 11, 2007, for one of its homebuilding clients. Under the agreement, the Company, as Guarantor, is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter, and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. At September 30, 2006, approximately $834 thousand drawn against the line and the Company was in compliance with the above loan covenants.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness

In October 2003, a predecessor entity of the Company exchanged notes payable of approximately $280 thousand and approximately $95 thousand in cash for approximately 15 acres of land in Travis County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some members of Clark Wilson’s family. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006, the Company renegotiated an extension on the note until April 4, 2008. All other terms remained the same.

In June 2005, the Company issued notes payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land. These notes had a total balance of approximately $6.7 at December 31, 2005. The Company reduced the principal balance through sales of acreage tracts to approximately $6.2 million and during June 2006, it refinanced the notes with a new lender. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months or June 2008, and required principal reductions of $800 thousand per quarter beginning June 12, 2007. Principal reductions from sales of the real estate are credited towards the $800 thousand per quarter requirement.

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

Lines of Credit

In September 2005, the Company secured a $2 million, one year, line of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. At December 31, the interest rate on borrowings was 7.25% per annum. Loans made on specific lots and construction is collateralized by such property and construction with interest due monthly. Mr. Wilson personally guaranteed the Loan. The Company had drawn approximately $254 thousand against the loan at December 31, 2005 which was the balance owed. During May 2006, the lending institution released Mr. Wilson’s personal guarantee and extended the maturity date to April 2007. As of September 30, 2006 the balance owed on the line is zero.

In March 2006, the Company secured, from a different lending institution, a $3.0 million development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan is secured by property being developed into single-family home lots, totaling approximately 32.6 acres located in Williamson County, Texas. Each of the lots will be released upon payment to the bank of either 125% of the loan basis or 90% of the net sales proceeds for each lot to be released. The Company must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months in the calendar year beginning at the end of the first calendar month in which the completion date occurs, which was during July, 2006. At September 30, 2006, the Company had drawn approximately $2.9 million against the line of credit and repaid approximately $325 thousand with a balance owed of $2.6 million.

During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. The Company is required to maintain certain cash balances at the bank and is subject to additional financial covenants. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in a sales contract. The Company currently projects required pay down amounts of approximately $ 600 thousand per quarter. The purchase price of the property was approximately $8.4 million, with $2.6 million of owner financing, $3.7 million from the bank loan and cash from the Company of approximately $2.1 million.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

The Company has invested an additional approximately $1.9 million for development of the property. The financial covenants require the Company to maintain liquid assets of more than $4 million, effective the third quarter of 2007. The Company is seeking to raise additional Capital and may not be in compliance should it not be able to raise the additional capital. It is in discussions with the financial institution to get the financial covenant compliance waived for the entire 2007 as the Company is seeking to raise additional capital.

Convertible Debt - 2005

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

The Convertible Debt has a Registration Rights Agreement whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (December 19, 2005). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each Warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement. The registration statement filed pursuant to the Registration Rights Agreement was declared effective by the SEC on August 1, 2006.

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

Wilson Holdings accounts for all derivative financial instruments in accordance with SFAS No. 133. The derivative financial instruments are recorded as liabilities in the consolidated balance sheet and measured at fair value.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt – 2005 (continued)

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

The Company also incurred closing costs of $635 thousand which included placement agent fees of $300 thousand, plus, reimbursement of expenses to the placement agent of $125 thousand, plus 750,000 fully vested warrants to purchase the Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829 thousand, for a total of $1.4 million, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the effective interest rate method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

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

Convertible Note at September 30, 2006 and at December 31, 2005

	September 30, 2006	December 31, 2005
Notional balance	$10,000,000	10,000,000
Unamortized discount	4,582,500	5,002,500
Convertible debt balance, net of unamortized discount	$5,417,500	4,997,500

The above derivative liabilities were re-valued as of December 31, 2005 based on fair value of the Company’s common stock of $1.64, using an independent valuation, and substantially the same assumptions stated above. This resulted in a loss on fair value of derivative liabilities and an increase in the derivative liabilities by approximately $173 thousand.

At June 30, 2006, the derivative liabilities were re-valued based on the fair value of the Company’s common stock of $2.26, using an independent valuation. These warrants were valued using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor. The valuation resulted in a loss on the fair value of the derivative liabilities and an increase in the derivative liabilities by approximately $3.6 million. During the three months ended September 30 2006, the registration statement to register the underlying shares of the convertible debt and warrants became effective.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt – 2005 (continued)

The derivatives were revalued on the effective date, using the same assumptions above, resulting in a charge to Loss on Fair Value of Derivatives of $460 thousand. In accordance with EITF 00-19, the related derivative liabilities were reclassified as equity as “additional paid in capital,” and totaled approximately $8.6 million.

Convertible Debt – 2006

On September 29, 2006, the Company raised capital of $7.0 million in aggregate principal amount of 5% Convertible Debt due September 1, 2013, to certain purchasers. As of September 30, 2006, only $6.5 million had been received in cash. The remaining $500 thousand is a receivable from an owner of the land that the Company has under option to purchase. The amounts are contingent upon the Company closing on the purchase of two parcels of land. $250 thousand will be received upon the closing of each parcel. The Company received $ 250 thousand upon closing of New Sweden land in October 2006. The following are the key features of the Convertible Debt: Interest accrues on the principal amount of the Convertible Debt at a rate of 5% per annum, the interest is payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The Convertible Debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

The Company may redeem all or a portion of the Convertible Debt after September 1, 2009 at a redemption price that incorporates a premium that ranges from 10% to 3% during the period beginning September 1, 2009 and ending on the Due Date. In addition, the redemption price will include any accrued but unpaid interest on the Convertible Debt. Upon a change in control event, each holder of the Convertible Debt may require us to repurchase some or all of its Convertible Debt at a purchase price equal to 100% of the principal amount of the Convertible Debt plus accrued and unpaid interest. The Due Date may accelerate in the event the Company commences any case relating to bankruptcy or insolvency, or related events of default. The Company’s assets will be available to pay obligations on the Convertible Debt only after all senior indebtedness has been paid.

The Convertible Debt has a Registration Rights Agreements (RRA), whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (January 27, 2007). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each Warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement.

The Company also issued warrants to purchase an aggregate of 487,500 shares of common stock to the purchasers of the Convertible Debt. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the Warrant Shares, on November 13, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on October 16, 2006); (ii) with respect to an additional 25% of the Warrant Shares, on January 27, 2007 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the Warrant Shares, on February 26, 2007 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the Warrant Shares, on March 28, 2007 if the registration statement shall not have been declared effective by the SEC by such date. Management has recorded 75% of the fair value of these warrants since it has filed the initial registration in (i) above so the first 25% of the warrants don’t vest, and due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that the remaining warrants would be issued.

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. The derivative financial instruments are recorded as liabilities in the consolidated balance sheet and measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt – 2006 (continued)

prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company employed an independent valuation firm to calculate the fair values of the derivatives.

The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments are the Penalty Warrants, which were initially valued individually and totaled approximately $698 thousand. The Penalty Warrants value were based on the fair value of the Company’s common stock on the issuance date of $1.91, using a Black-Scholes approach, risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor.

The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Single Compound Embedded Derivatives”. In the analysis of the fair value of the Embedded Derivatives, consideration was given to the following scenarios: (1) the Company experiences an event of default on the Notes and they are redeemed by the holders, (2) the Company experiences a change in control and the Notes are redeemed by the holders, (3) the Notes are converted into Company stock by the holders, or (4) the Notes are repurchased by the Company.

In order to consider these scenarios a decision tree was set up taking into account their likelihood of occurring, given assumptions provided by the Company.

•	In year one, there is a 30% chance of default on the Notes.
•	In year two there is a 15% chance of default.
•	Thereafter, there is no chance of default on the Notes.

This was broken down into approximate biannual chances of 15% in the first two periods and 7.5% in the next two biannual periods in the probability weighted cash flow model. In years four through seven, there is a 20% chance of change in control each year. This was broken down into a 10% chance of change in control per biannual period beginning after year three. It is assumed the Company would elect to repurchase the shares once the stock price reaches $4 per share after two years. If the share price reached $4 per share and the Company elected to redeem the Notes, the note holders would most likely convert their Notes before they could be repurchased. It is highly likely that the Company would issue new equity, but the price is not expected to drop below $2 per share which would not cause any repricing of the convertible shares.

Finally, the holders of the Notes would most likely exercise the conversion feature of the Notes once the share price reaches $4 per share. Given these assumptions, the possible outcomes are redemption of the Notes upon default or a change in control, or a conversion of the Notes into stock once a $4 per share price is reached. These percentage chances are incorporated into the Embedded Derivatives scenario model. In order to determine the expected time to conversion of the Notes, a binomial model was used. Once this time was known, a probability weighted cash flow model was developed.

The risk-free rate was the next input required for the model. Although there is no true risk free security from which to derive a risk-free rate, we utilized Treasury securities backed by the U.S. government, which reflect minimal level of reinvestment risk. Because the contractual life of the Notes was seven years, we used the yield on the seven-year U.S. Treasury note as of the Valuation Date of 4.60%.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(9)	Indebtedness (continued)

Convertible Debt – 2006 (continued)

A proprietary binomial model was used in the valuation. The model began with a traditional binomial model based on the Cox, Ross, and Rubinstein binomial-lattice model first introduced in 1979. This model requires the same six parameters as Black- Scholes model, which are:

1. The stock price

2. The exercise price

3. The life of the option

4. The expected dividend yield

5. The risk-free rate of interest

6. The expected stock price volatility

The Cox, Ross and Rubinstein model provides an equivalent valuation for the conversion feature as the Black-Scholes model. The model was then adjusted to account for the following additional factor relevant to the conversion feature: Early exercise behavior—since investors in the Notes are expected to convert when the stock price reaches $4 per share, it is likely that the Notes will be converted prior to the Notes due date. Given the assumptions from Management, the Notes are expected to be converted into common stock after approximately four years, in the model which assumes this occurs on September 1, 2010.

Based on discussions with Management, it was assumed that the Company would have a debt rating of between CC and CCC+. Based on the analysis of 109 non-convertible bonds with maturities of between five to seven years and debt ratings of between CC and CCC+, the average yield to maturity was 11.01% as of November 3, 2006. Therefore, we elected to use 11% as an appropriate discount rate for the Company’s debt. This discount rate was incorporated into both discounted cash flow models. In order to determine the fair value for the Embedded Derivatives the valuation firm developed cash flow models for the Embedded Derivatives scenario and a normal bond scenario without embedded derivatives. The difference between the two is the fair value of the Embedded Derivatives. The difference between the present value of the Debt with the Embedded Derivatives and without gives a fair value of approximately $3,412,500.

The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of approximately $3.4 million. The unamortized discount will be amortized using the effective interest rate method over the life of the Convertible Note, or 7 years. The unamortized discount is being amortized to interest expense over the 7-year life of the notes effective interest rate method.

The Company also incurred closing costs of $140 thousand, including placement agent fees of $70 thousand, plus, reimbursement of expenses to the placement agent of $25 thousand, for a total of $95 thousand, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the effective interest rate method.

Convertible Note at September 30, 2006

September 30, 2006
Notional balance	$6,500,000
Unamortized discount	4,110,844
Convertible debt balance, net of unamortized discount	$2,389,156

The following is a summary of derivative liabilities:

September 30, 2006
Convertible note compound embedded derivatives	$3,412,500
Warrants	698,344
Total derivative liabilities	$4,110,844
(10)	Common Stock

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

The Company had 535,478 shares of common stock available for future grants under the Plan at September 30, 2006. Compensation expense related to the Company’s share-based awards during the three months and nine months ended September 30, 2006, was $147 thousand and $350 thousand, respectively. The compensation expense for the three months and nine months ended September 30, 2005, was immaterial since the stock based compensation plan was in put in place during August 2005.

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

During the nine months ended September 30, 2006, the Company issued options to purchase 555,000 shares of common stock at an average strike price of $2.00 per share. The Black-Scholes pricing model was used with the following assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor. During the nine months ended September 30, 2006: risk free interest rate of 4.25% to 4.75%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% to 50% volatility factor. Management has estimated the average fair market value of the grants to be $1.14 per share. Management estimated the volatility factor based on an average of comparable companies.

WILSON HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(11)	Common Stock Option / Stock Incentive Plan (continued)

Stock Option Plan (continued)

A summary of activity in common stock options for the nine months ended September 30, 2006 and year ended December 31, 2005 are as follow:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price

Options granted at plan inception	850,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(70,000)	$2.00	$2.00
Options outstanding, December 31, 2005	780,000	$2.00	$2.00
Options granted	555,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(190,000)	$2.00	$2.00
Options outstanding, September 30, 2006	1,145,000	$2.00	$2.00
Add: Available for issuance	535,478
Total available under plan	1,680,478

The following is a summary of options outstanding and exercisable at September 30, 2006:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
1,145,000	9.8	$2.00	273,500	9.2	$2.00

At September 30, 2006, there was approximately $1,166,306 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. That expense is expected to be recognized over a weighted-average period of 3.6 years.

(12)	Subsequent Events

During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. The Company is required to maintain certain cash balances at the bank and is subject to additional financial covenants. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in a sales contract. The Company currently projects required pay down amounts of approximately $ 600 thousand per quarter. The purchase price of the property was approximately $8.4 million, with $2.6 million of owner financing, $3.7 million from the bank loan and cash from the Company of approximately $2.1 million. The Company has invested an additional amount of approximately $1.9 million for development of the property. The financial covenants require the Company to maintain liquid assets of more than $4 million, effective the third quarter of 2007. The Company is seeking to raise additional Capital and may not be in compliance should it not be able to raise the additional capital. It is in discussions with the financial institution to get the financial covenant compliance waived for the entire 2007 if the Company is unable to raise additional capital.

The Company received proceeds of $250 thousand for issuance of convertible debt discussed in Note 9.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission to register the shares underlying the convertible debt discussed in Note 9.

On November 9, 2006, Daniel Allen, our Vice President and Chief Financial Officer, resigned his position with the Company. Pursuant to an employment agreement dated July 13, 2006, in certain circumstances the Company is required to pay Mr. Allen one year of his current salary as a severance payment and is required to accelerate unvested stock options held by Mr. Allen up to a maximum of 75,000 shares. The Company is in the process of finalizing a severance agreement and release with Mr. Allen.

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

Corporate Information

Wilson Holdings is a holding company and was formerly known as Cole Computer Corporation. In connection with its acquisition of Wilson Family Communities, Inc., or WFC, in October 2005, Cole Computer Corporation changed its name to Wilson Holdings, Inc. Wilson Holdings is the sole stockholder of Wilson Family Communities, which is our sole operating company. Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “WSHD”. Our business was originally conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., a Texas limited partnership. In May 2005, Athena merged into WFC. Our principal executive offices are located at 8121 Bee Caves Rd, Austin, Texas 78746 and the telephone number of our offices is (512) 732-0932. Our website is www.wilsonfamilycommunities.com.

Overview

We merged with Wilson Family Communities, Inc., or WFC, in October 2005. WFC was formed early in 2005 with the intention of focusing on acquiring and developing residential land in the central Texas region. In May 2005, WFC merged with a limited partnership that had engaged in various land acquisition and development services.

The core of our business plan is to secure land strategically based on our understanding of population growth patterns and infrastructure development. This portion of our business will require the majority of our financial resources. In tandem with our land acquisition efforts, and based upon our strategic market analysis, we plan to prepare raw real estate for homebuilding and sell raw and developed land.

We believe that as the central Texas economy expands, our strategic land purchases, land development activities and partnering model with local builders will enable us to capitalize on the new growth centers we expect will be created.

To both increase and accelerate lot sales, we also intend to deliver residential lots and financial support to local homebuilders who have strong technical skills but who may lack the personnel and financial resources to compete effectively against national homebuilding companies. We will earn revenue from the sale of real estate and residential lots, as well as on services provided to clients. The amount of payments that we receive will typically be determined by the gross selling price of the builders’ finished homes as well as the specific services we provide to individual homebuilders. We currently have signed agreements to provide these services to two homebuilder clients, although one client has informed us that it does not intend to initiate any new projects. We are evaluating whether to continue providing such services to homebuilders in the future.

We exercise significant influence over, but hold no controlling interest in, homebuilder clients, but we may retain the majority of the risk of loss. At September 30, 2006, we determined that we were the primary beneficiary in certain homebuilder agreements, as defined under FASB Interpretation No. 46(R), or FIN 46(R), entitled “Consolidation of Variable Interest Entities”, where we have a significant, but less than controlling, interest in our clients. In accordance with FIN 46(R), the results of these clients have been consolidated into our financial statements.

Results of Operations

Homebuilding and Related Services Revenues

Homebuilding and related services consists of home sales and homebuilder services. All of the home sales are generated by our clients utilizing our homebuilder services. We consolidate these clients into our operating results based on accounting requirements according to “FIN 46(R) “and are referred to as variable interest entities or VIEs.

During the nine months ended September 30, 2006, home sales accounted for approximately 79% of revenues at a gross profit margin of approximately 17%. We expect the revenues from home sales to increase as more homes are started and sold in the coming quarters by our client. However, we are evaluating whether to continue providing homebuilder services. One client has not started construction of any new homes and accounted for approximately $1.8 million or 43%, of the approximately $4.2 million of home sales. We do not expect the inactivity of this client to have a material affect in future periods. If we discontinue offering the services, or our remaining client does not perform as expected, or if both occur, our revenues would decrease materially and could have a material adverse affect upon our financial performance. Homebuilder services revenues are eliminated in the consolidation of our financial statements as cost of revenues to our VIEs. There were no revenues during the nine months ended September 30, 2005 as the Company had limited operations.

During the three months ended September 30, 2006, home sales accounted for approximately 78% of revenues with a gross profit margin of approximately 15%. Approximately $1.5 million of the $1.9 million of homebuilding revenue was produced in the three months ended September 30, 2006. We have one active client that accounted for 57% of the revenue for the nine months ended September 30, 2006, and it accounted for $1.5 million of the revenue generated in the three months ended September 30, 2006. Gross profit margins were approximately 15% for the three months ended September 30, 2006. We expect home sales to increase and margins to remain approximately the same, unless our homebuilding client does not perform as expected.

Land Sales

Land sales were approximately $1.1 million for the nine months ended September 30, 2006 at a gross profit margin of approximately 42%, of which approximately $414 thousand was generated in the three months ended September 30, 2006 at a gross profit margin of approximately 34%. Approximately $616 thousand of the revenue for the nine months ended September 30, 2006 was from the sale of acreage tracts. The $414 thousand of revenue for the three months ended September 30, 2006 was from sales of developed lots. For the three months and nine months ended September 30, 2006, approximately $114 thousand and $406 thousand of lots was sold to our VIEs for their homebuilding activities but was eliminated in consolidation of the financial statements.

It takes approximately 2 years to develop raw land into finished lots. During the three months and nine months ended September 30, 2005, we were in the process of acquiring and developing land and generated revenues of approximately $255 thousand through the sale of undeveloped acreage lots.

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

Costs and Expenses

General and Administrative Expenses

General and administrative expenses are composed primarily of salaries and related employee benefits and taxes, accounting and legal, and general office expenses and insurance. During the three months and nine months ended September 30, 2006, salaries, benefits and taxes totaled approximately $564 thousand and $1.3 million respectively and represented approximately 48% and 39% of total general and administrative costs for the same periods. Also included, is an accrual of approximately $200 thousand for severance payments that will be paid to the former Chief Financial Officer over the next twelve months. Legal, accounting, audit and transaction cost amortization, which includes the expenses of filing our shelf registration and other SEC filings, totaled approximately $176 thousand and $664 thousand for the three months and nine months ended September 30, 2006, respectively and represented approximately 15% and 20%, respectively, of total general and administrative costs. Fees and expenses, warranty expense, architecture fees, consulting services were $113 thousand and $535 thousand for the three months and nine months ended September 30, 2006, respectively, and represented approximately 10% and 16% of total general and administrative expenses, respectively. The remaining expenses were for general overhead such as rent, office expenses and insurance. Depreciation expense included in general and administrative was $13 thousand and approximately $45 thousand for the three months and nine months ended September 30, 2006, respectively. General and administrative expenses included from the consolidation of our VIE’s were less than 7% of the total general and administrative expenses for the three months and nine months ended September 30, 2006 respectively. We expect total general and administrative expenses to remain at approximately the same level for the next quarter.

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures and catalogs, signage, billboards and market research. Sales and marketing salaries and related expenses for the three months and nine months ended September 30, 2006 were approximately $48 thousand and $180 thousand, respectively and represented approximately 17% and 28% of total marketing costs for the respective periods. Expenses for advertising, brochures and catalogs, signage, public relations and other selling expenses for the three months and nine months ended September 30, 2006 was approximately $94 thousand and $295 thousand respectively and represented approximately 38% and 48% of total sales and marketing costs for the same periods. The remaining expenses for the three months and nine months ended September 30, 2006, were for other incidental items and services. Approximately 13% of our sales and marketing expenses resulted from the consolidation of the VIEs.

Operating expenses for the three months and nine months ended September 30, 2005 were not comparable, as the Company had limited operations during the period as we had just commenced our operations.

Interest expense for the three months and nine months ended September 30, 2006 of approximately $570 thousand and $1.6 million, respectively, relates directly to debt on properties purchased, convertible debt interest costs and amortization of the convertible debt discount. The convertible debt discount amortization was approximately $179 thousand and $536 thousand respectively, for the three months and nine months ended September 30, 2006. Interest on the convertible debt was $125 thousand and $250 thousand for the three months and nine months, respectively. Our interest expense will increase if interest rates increase, and as we continue borrowing to finance land acquisitions and land development.

We experienced a loss on the fair value of derivatives during the three months and nine months ended September 30, 2006 of approximately $460 thousand and $3.4 million, respectively, which is the increase in the fair value of the derivative liabilities related to the convertible notes and contingent warrants. This increase was primarily the result of the increase in value of our common stock and warrants. We intend to finance a major portion of land purchases and expect interest expense to increase with borrowings in future periods.

Interest and other income of approximately $54 thousand and $260 thousand for the three months and nine months ended September 30, 2006 was interest earned on our cash and cash equivalents and immaterial amounts of other income.

Financial Condition and Capital Resources

Liquidity

We had approximately $8.8 million in cash and cash equivalents at September 30, 2006. We plan to commit several million dollars in cash to exercise option rights to purchase land, develop land and guarantee certain payments regarding the development of the optioned land over the next year. We have secured lines of credit totaling approximately $9.7 million. Approximately $ 5 million was drawn against these lines of credit as of September 30, 2006, which we intend to repay as finished lots and completed homes are sold. At September 30, 2006, approximately $834 thousand of the lines of credit relate to VIEs that had drawn on the lines of credit that are guaranteed by us, to build homes that will be repaid as the completed homes are sold. We currently do not expect to experience losses from these guarantees.

We anticipate investing approximately $10 million for the purchase of land, installment payments, options fees and development costs over the next nine months and approximately $15 million for purchase of land, installment payments, options fees and development costs over the next twelve months. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. We intend to and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. We are actively seeking additional debt financing and intend to raise additional equity, possibly using joint venture financing as well as cash generated from lot and land sales, to finance these activities.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to our homebuilder clients. Until we begin to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, we have financed the majority of our land and development activities with debt and equity, and believe we can continue to do so in the future, through a combination of conventional and convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and additional equity. Our current short term financings are indexed to the prime rate, which has increased over the past few months and could increase substantially in the future. An increase in interest rates could have a material adverse effect on our operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet the our cash obligations, and make it unlikely that we could meet the borrowing criteria of future lenders.

Land comprises the majority of our assets, which could suffer devaluation if the housing and real estate markets suffer a significant downturn, due to interest rate increases or other reasons. Our debt might then be called requiring liquidation of assets to satisfy our debt obligations or use our cash. A significant downturn could also make it more difficult for us to liquidate assets to raise cash and pay off debts, which could have a material adverse effect upon our business.

In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits. In order for us to start or continue the development process, we may incur development costs before we exercise an option agreement. At September 30, 2006, we had capitalized development costs of $2.6 million, all of which is non-refundable if we do not exercise the option and purchase the land. Currently we have approximately $814 thousand in earnest money and deposits outstanding of which the entire $863 thousand would be forfeited and expensed if we were to cancel the agreements.

On December 19, 2005, we issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due June 1 and December 1 beginning in 2006 until converted. These interest payments will be paid from cash and total approximately $500 thousand per year.

On September 29, 2006, we issued $7.0 million in aggregate principal amount of 5% Convertible Debt due September 1, 2013, with interest payments due February 1 and September 1, beginning in February 2007. These interest payments will be paid from cash and total approximately $325 thousand per year.

During October 2006, we secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. We required to maintain certain cash balances at the bank and are subject to additional financial covenants. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in a sales contract. We currently project required pay down amounts of approximately $ 600 thousand per quarter. The purchase price of the property was approximately $8.4 million, with $2.6 million of owner financing, $3.7 million from the bank loan and cash from the Company of approximately $2.1 million. We have invested an additional amount of approximately $1.9 million for development of the property. The financial covenants require us to maintain liquid assets of more than $4 million, effective the third quarter of 2007. We are seeking to raise additional Capital and may not be in compliance should we not be able to raise additional capital. We are in discussions with the financial institution to get the financial covenant compliance waived for the entire year of 2007.

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

We anticipate purchasing and committing to various agreements to purchase land that could have performance clauses requiring several million dollars in cash and borrowings. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options totaling almost $20 million as of September 30, 2006. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars.

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

To address our cash needs, we raised $10 million of subordinated convertible debt in December 2005 due December 1, 2012, at 5% per annum with semi-annual interest payments due May and December, beginning in May 2006. In September 2005, we obtained a $2 million line of credit for interim construction financing owed $0 at September 30, 2006. In March 2006, we obtained an additional construction loan of approximately $3.0 million, which will be repaid during the year following completion, through lot sales to builders. We must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months, beginning at the end of the first calendar month in which the completion date occurs which was during July 2006.

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

On September 29, 2006, we issued $7.0 million in aggregate principal amount of 5% Convertible Debt due September 1, 2013, with interest payments due February 1 and September 1, beginning in February 2007. These interest payments will be paid from cash and total approximately $325 thousand per year.

During October 2006, we secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. We required to maintain certain cash balances at the bank and are subject to additional financial covenants. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in a sales contract. We currently project required pay down amounts of approximately $ 600 thousand per quarter. The purchase price of the property was approximately $8.4 million, with $2.6 million of owner financing, $3.7 million from the bank loan and cash from the Company of approximately $2.1 million. We have invested an additional amount of approximately $1.9 million for development of the property. The financial covenants require us to maintain liquid assets of more than $4 million, effective the third quarter of 2007. We are seeking to raise additional Capital and may not be in compliance should we not be able to raise additional capital. We are in discussions with the financial institution to get the financial covenant compliance waived for the entire year of 2007 if it is unable to raise additional capital.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

We are the guarantors of a $5 million master construction line of credit that matures on January 11, 2007, for one of our homebuilding clients. Under the agreement, the Company as guarantor is subject to certain covenants. Among others, we must maintain a minimum tangible net worth of $2.5 million, the debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter. Debt excludes our convertible debt, and equity is defined as tangible net worth. In addition, Mr. Wilson must remain active in the day-to-day business management affairs of the Company. At September 30, 2006, approximately $834 thousand was owed on the line of credit.

Item 3.	Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended September 30, 2006.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2006, we sold $7.0 million in aggregate principal amount of 5% Convertible Notes due September 1, 2013 to certain purchasers, all of whom were believed by us based on representations made to be accredited investors. These notes are convertible into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share. In connection with the sale of such notes, we granted to each note purchaser warrants equal to 15% of the principal value of notes purchased that are exercisable only upon the occurrence of certain events, including the filing of a Registration Statement with the Securities and Exchange Commission (“SEC”) with respect to the shares issuable upon conversion of the notes and upon exercise of the warrants on or prior to November 13, 2006 and the declaration of effectiveness of such Registration Statement by the SEC on or prior to specified dates thereafter.

The convertible notes and warrants were offered and sold by us in reliance upon the exemption provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering. The sales were made to a limited number of purchasers without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfer without registration or an applicable exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. No underwriters were involved in any of the foregoing distributions of securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 9, 2006, Daniel Allen, our Vice President and Chief Financial Officer, resigned his position with Wilson Holdings. Arun Khurana, our Vice President of Corporate Development and Governance will assume the responsibilities of Chief Financial Officer and Treasurer, effective November 9, 2006.

Mr. Khurana has served as our Vice President of Corporate Development and Governance since July 2006, and as an accounting and financial consultant from September 2005 to July 2006. From April 2005 to September 2005, he served as a partner with Stout Casey, providing financial advisory services to public companies. From 2004 to April 2005, Mr. Khurana served with David Powell of Texas, providing corporate governance services to public companies. From 1989 to 2003 Mr. Khurana was a senior audit manager with PricewaterhouseCoopers and Ernst & Young. Mr. Khurana holds an undergraduate degree in accounting from University of New Delhi, India and an MBA from the University of Missouri. He is a Certified Public Accountant.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
10.1

Securities Purchase Agreement dated September 29, 2006 by and among the Registrant and the Purchasers set forth therein (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 29, 2006 (the “September 2006 8-K”) and incorporated herein by reference)

10.2

Registration Rights Agreement dated September 29, 2006 by and among the Registrant and the holders of the Registrant’s Convertible Notes (filed as Exhibit 10.2 to the September 2006 8-K and incorporated herein by reference)

10.3	Form of Warrant dated September 29, 2006 (filed as Exhibit 10.3 to the September 2006 8-K and incorporated herein by reference)
10.4	Lease Agreement dated September 14, 2006 by and between Registrant and TI Building Partnership, Ltd.
31.1	Certification
31.2	Certification
31.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

November 14, 2006	/s/ Clark Wilson
Clark Wilson, President and Chief Executive Officer

November 14, 2006	/s/ Arun Khurana
Arun Khurana, Vice President of Corporate Development, Chief Financial Officer and Secretary

EXHIBIT INDEX

LIST OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
10.1

Securities Purchase Agreement dated September 29, 2006 by and among the Registrant and the Purchasers set forth therein (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 29, 2006 (the “September 2006 8-K”) and incorporated herein by reference)

10.2

Registration Rights Agreement dated September 29, 2006 by and among the Registrant and the holders of the Registrant’s Convertible Notes (filed as Exhibit 10.2 to the September 2006 8-K and incorporated herein by reference)

10.3	Form of Warrant dated September 29, 2006 (filed as Exhibit 10.3 to the September 2006 8-K and incorporated herein by reference)
10.4	Lease Agreement dated September 14, 2006 by and between Registrant and TI Building Partnership, Ltd.
31.1	Certification
31.2	Certification
31.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002