Form 10KSB
period 2006-12-31
WILSON HOLDINGS, INC.
filed 2007-02-16
CIK 828189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

Commission file number: 000-23819

WILSON HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 8121 Bee Caves Road, Austin, Texas (Address of principal executive offices)	76-0547762 (I.R.S. Employer Identification No.) 78746 (Zip Code)

(512) 732-0932

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

State issuers revenues for its most recent fiscal year. $6,734,516

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on February 12, 2007 was approximately $11,921,607 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock).

As of February 12, 2007, the registrant had 18,055,538 outstanding shares of common stock.

Wilson Holdings, Inc.

Whenever we refer in this filing to “Wilson Holdings,” “the Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation. All references in this report to “$” or “dollars” are to United States of America currency.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” or “intend.” These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, or cautionary statements, include, among others, those under the caption “Management’s Discussion and Analysis or Plan of Operation - Overview,” and elsewhere in this Annual Report on Form 10-KSB, including in conjunction with the forward-looking statements included in this Annual Report on Form 10-KSB. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the cautionary statements. Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

iii

PART I

Item 1.	Description of Business

Overview

We acquire and develop land, create communities and provide homebuilding services in central Texas. Our management team includes experienced land acquisition and development professionals who are knowledgeable about both the local and national real estate and housing markets.

Since our inception, we have acquired or have options to acquire approximately 2,430 acres of land in central Texas that we expect will yield approximately 6,000 lots for sale. We have an inventory of approximately 120 developed lots which are ready for sale to homebuilders and we are in the process of entitling and developing approximately 1,328 acres.

Our 2007 business activities will be focused on developing our current land holdings and entering into the homebuilding business. Over the next 3 to 5 years we intend to expand our land development and homebuilding activities into additional regional and national markets. We will focus on markets that have steady employment and population growth, increasing home prices, presence of national homebuilders and a sensitivity for environmentally conscious development.

Industry Overview

The real estate industry is fragmented and highly competitive. We compete with numerous developers, builders and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential lots. Additionally, in 2007, we expect to compete with local, regional and national homebuilders in the sale of new homes. We also compete with builders and developers to obtain financing on commercially reasonable terms.

We have concentrated our activities in central Texas where we are developing land and where we expect to build homes in the future. Most of our competitors have substantially greater financial resources than we do, as well as much larger staffs and marketing organizations. However, we believe we compete effectively in our existing market as a result of our development expertise, and our reputation as a producer of quality residential lots. We have seen the financial resources of our competitors increase as a result of the industry consolidation experienced in the past few years.

Our Strategy

Our business strategy is focused on two segments:

•	Land acquisition, development and related services; and
•	Homebuilding and related services

Land Acquisition

The core of our business plan is to secure land strategically, based on our understanding of population growth patterns and infrastructure development. We believe that national homebuilding companies focus their acquisition efforts on very large tracts of land. In our opinion, these factors create an opportunity for us to secure high-quality, smaller tracts (i.e. less than 1,000 acres) that may be overlooked. Additionally, by providing a timely and diligent land acquisition effort with decisions approved locally, we expect to have an advantage in the pursuit of larger tracts that become available in our market.

We expect to use our available assets, (primarily cash from issuances of equity and subordinated notes, plus cash from operations) for land acquisition, development and homebuilding activities. We are not limited by the amount we can invest in any particular stage of development of the land. Almost all of the land and related development projects will be financed by conventional real estate loans. Based upon individual project parameters, we expect to finance approximately 50% to 75% of our acquisition and development activities with conventional real estate loans. Additionally, we will defer payment for land when possible and use owner-financed payment plans, such as the rolling option. The rolling option has a variety of forms. One variation allows us to pay the landowner for sections of lots as they are actually needed and utilized in our business. We expect that a substantial portion of our future revenues will be generated through the development of subdivisions and land sales. Our anticipated land sales will include sections of lots that are ready for immediate home construction with all infrastructure in place, as well as sections of lots that have all necessary approvals to begin construction but have yet to be physically improved.

While we anticipate that the majority of our revenues will come from sales to national and regional homebuilders, we also expect additional revenues from the sale of lots and homebuilding services to smaller, local builders. Lot sales to local builders will typically involve fewer lots per transaction than sales to larger national and regional companies.

We plan to support the purchase of land and development of our communities with specific analysis of our target markets. Our analysis will go beyond benchmarking the current competition in the marketplace. We intend to utilize more thorough research processes used within the auto, retail and banking industries. For example, successful automakers target their products to a type of consumer, based on the consumer’s age range, family and lifestyle attributes. We will utilize a similar approach, gathering consumer preference data and customizing our product offerings for a variety of buyer segments. We strive to attract a diverse group of buyers by designing multi-product neighborhoods within each community that will be desirable for homebuyers at differing income levels and with different needs. By providing a more customized product mix of varying lot sizes and amenities in our communities and addressing underserved segments, we believe we can accelerate the absorption of our subdivisions and earn superior returns for our stockholders.

Land Development and Related Services

In tandem with our land acquisition efforts and based upon our strategic market analysis, we plan to subcontract for the preparation of land for development. We seek to add value to the land through the process of development, which may include permitting and constructing water and wastewater infrastructure, master-planning of the community, and the construction of roads and community amenities. We also plan to sell entitled land to others for development. Entitled land is land subject to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. We anticipate offering assistance and site-specific analysis to land owners desiring to maximize land values. Such analysis can help owners design neighborhoods with pocket parks, natural space and varying lot sizes to attract a broader range of buyers, accelerating the absorption of the subdivision and thereby maximizing value.

In conjunction with our land acquisition activities, we expect a portion of our land revenues to come from sales of entitled land, developed land and bulk lot sales. To date, our revenues have been derived from lot sales and sales of undeveloped parcels of land plus revenues from services provided to two homebuilder customers. The revenue from these sales has been consolidated into our results. We expect that sales of large parcels of land and sections of developed lots will be sporadic, resulting in fluctuations in our revenues and gross margins, while the sale of parcels of developed lots and delivery of services to homebuilders will be less volatile.

We intend to invest in real estate and real estate related activities and are not limited as to the percentage of our assets that we may invest in any single type of investment or as to the kinds of real estate assets in which we can invest. A vote of our security holders is not required to change the allocation or concentration of such assets. However, we may be subject to certain limits from time to time because of covenant requirements under our agreements with lenders.

Current and Future Properties

We intend to sell some of the lots in our various projects and buying and selling additional properties on an opportunistic basis as market conditions warrant. We believe that our properties are adequately insured, and are suitable for their intended purposes. Because of the nature of our land sales and land development services operations, significant amounts of property are held as inventory in the ordinary course of our business.

Details of the properties we own or have options to purchase are set forth below:

Name of Project	Approx. Acreage	Date Purchased /Optioned	Location

Rutherford West	697	June 30, 2005	Northern Hays County, Texas, Hays Independent School District
Georgetown Village	665	August 22, 2005	The City of Georgetown, Texas, Georgetown Independent School District
Villages of New Sweden	534	October 18, 2005	Eastern Travis County, Texas, Pflugerville Independent School District
The Bohl’s Tract	428	January 25, 2006	Eastern Travis County, Texas, Pflugerville Independent School District
Elm Grove	91	December 15, 2005	The City of Buda, Texas, Hays Independent School District
Highway 183	15	May 31, 2005	U.S. Route 183 at Evelyn Rd., Travis County, Texas

Rutherford West – Rutherford West is a 292 lot residential community on approximately 697 acres located southwest of Austin, Texas, in the Texas Hill Country. Rutherford West is planned as an acreage development and each lot includes a deed restricted conservation easement. The land for this project was purchased in June 2005, with a combination of bank financing and cash on hand. Development of this project commenced in October, 2006 and will continue through 2010. The property is pledged as collateral on a $6.2 million land, development, and construction loan, with an outstanding balance of $6.2 million as of December 31, 2006. Interest payments are at 0.75% over prime (i.e. 9.00% as of December 31, 2006) and are due monthly and principal payments in the amount of $800,000 are due quarterly beginning June, 2007. The bank financing matures in June 2008.

Georgetown Village – Georgetown Village is an approximately 665 acre master planned development in Williamson County, Texas, located just north of Austin in Georgetown. Employers such as Dell, Toppan Printing Co., Ltd., Photronics, Inc. in Round Rock and Abbot Laboratories, Motorola, and Solectron in Austin are all less than 20 minutes via the new Highway 130 corridor. Currently, Georgetown Village includes approximately 350 single-family residential homes. The land for this project was purchased under an option contract in August 2005. Under the option contract we are required to purchase a minimum of 30 acres on an annual basis through 2017. We have purchased approximately 52 acres and 25 residential lots as of December 31, 2006. The initial purchase of land for this project was acquired in November 2005 with a combination of bank financing and cash on hand. Development of this project commenced in January 2006 and will continue through 2013. The property is pledged as collateral on a $3.0 million land, development, and construction loan, with an outstanding balance of $2.25 million as of December 31, 2006. Interest payments are at 0.5% over prime (i.e. 8.75% as of December 31, 2006) and are due monthly and minimum principal payments in the amount of $494,000 are due quarterly. The bank financing matures in March 2008.

Villages of New Sweden – New Sweden is an approximately 1,700 residential lot project located on 534 acres in Manor, Texas. New Sweden is planned for mixed use master planned community which includes single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space. The land for this project was purchased in October 2006 with a combination of bank financing, seller financing and cash on hand. Development of this project is expected to commence in second half of 2007, and will continue through 2017. The property is pledged as collateral on a $15.5 million land, development, and construction loan and $2.5 million of seller financed notes payable, with an outstanding balance of $3.6 million and $2.5 million as of December 31, 2006, respectively. Interest payments on the bank financing are at 0.5% over prime (i.e. 8.75% as of December 31, 2006) and are due quarterly and principal payments in the amount of approximately $600,000 are due quarterly beginning 90 days after the completion of construction. Interest payments on the seller-financed notes payable are fixed at 7% and at 2% over prime (i.e. 10.25% as of December 31, 2006) and are due quarterly and principal payments are due annually in the amount of approximately $1.1 million in 2007, $0.3 million in 2008, $0.5 million in 2009 and $0.5 million in 2010. The bank financing and seller financed notes payable mature in October 2009 and October 2010, respectively.

Bohls – Bohls tract is part of the New Sweden master planned community and has approximately 1600 residential lots located on 428 acres in Manor, Texas. The land for this project is under an option contract entered into by us in January 2006. Under the terms of the contract and related amendments, we are required to purchase the land for approximately $7.3 million on April 9, 2007. We are currently exploring our financing options.

Elm Grove – Elm Grove is a 320 lots residential project located on 91 acres south of Austin, Texas in the city of Buda. The master plan includes single-family residential and open green space all within walking distance to Elm Grove elementary school. The first phase of land for this project was acquired in December 2006 with a combination of bank financing and cash on hand. Development of this project is expected to commence in first half of 2007 and will continue through 2010. The property is pledged as collateral on a $792,000 land, development, and construction loan, with an outstanding balance of $792,000 as of December 31, 2006. Interest payments are at 0.5% over prime (i.e. 8.75% as of December 31, 2006) and are due quarterly and the outstanding principal balance is payable upon maturity in December 2007.

Highway 183 – We own approximately 15 acres in Travis County that has a note payable of $280,000. The land is along the state highway 130 corridor and 10 acres of such land is currently under condemnation by the State of Texas. We are in the process of obtaining an appraisal and have hired a law firm that specializes in condemnation hearings to represent us to obtain the best price for the property. The offer from the State of Texas is currently approximately $259,000 for 10 acres and will leave us with a remaining parcel of 5 acres.

The core of our business plan is to secure land strategically, based on our understanding of population growth patterns and infrastructure development in central Texas and its surrounding areas. We believe that our management team has the expertise to acquire large tracts of land in central Texas, and get them entitled in a relatively short time frame. In our opinion, this creates an opportunity for us to secure high-quality tracts that may have been overlooked. We expect to finance 50% to 75% of acquisition and development activities with conventional real estate loans. Additionally, we have developed a set of guidelines which address environmental responsiveness, resource efficiency, and cultural sensitivity. Some of our guidelines are:

•	Planning of homesite orientation;
•	Preserving natural open space;
•	Respecting Conservation Easements;
•	Connecting and enhancing our communities with walking and biking paths that provide easy access for meeting neighbors;
•	Reserving land to provide public space for neighborhood public gardens;
•	Establishing common areas irrigated with “gray water” along with rainwater collection and drip irrigation systems that will help minimize water usage;
•	Ensuring that storm water runoff is filtered and/or treated by the use of wet ponds and vegetative filter strips prior to its release;
•	Respecting the local history of the land and cultural diversity;

•	Creating mixed-used communities that encourage foot traffic with less vehicular traffic;
•	Seeking opportunities to enhance our relationships with builders, partners, governmental agencies, and partnerships with environmental and community-based organizations; and
•	Restoring or recycling of existing structures.

Homebuilding and Related Services

Currently we are not engaged in homebuilding. We expect to commence homebuilding in June 2007. We intend to build homes on portions of our land currently under development. We plan to select and prepare our home designs for each of our markets based on local community tastes and preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors. We plan to retain subcontractors for specific subdivisions pursuant to contracts which we plan to enter into during 2007. We plan to enter into homebuilding under the name Green Builders, Inc. We currently have an option to purchase the local homebuilding company Green Builders, Inc. Under the terms of the option, we have an exclusive right to purchase Green Builders for a period of two years at a “fair market price” as agreed to by both parties or based on an independent valuation on the date of purchase. We paid $15,000 to Green Builders to enter into the option. Green Builders is a local homebuilding company which built four homes in central Texas in 2006. Green Builders is one of our homebuilder services clients. Our strategy on homebuilding is to build homes which are environmentally responsive, resource efficient, and culturally sensitive.

Our strategy is to target “green” building. Green building today is most often thought of in terms of products and technology. “True” green building is more importantly an approach to the entire business from land planning to plan design, from administration procedures to field processes. “Green” is a recognition that there are other options and choices within most areas of how we conduct our business. We will start by evaluating our process options for earth-friendly alternatives that are attainable yet reasonably cost-effective and are a sustainable value for the customer. To address our homebuilding activities we will consider a unilateral awareness of earth-friendly and efficient processes to create our “Whole-System Thinking” such as:

•	Considering employees’ attitude and awareness of efficiency in their office space, processes and daily routines;
•	Partnering with vendors and trades in the field to eliminate waste, and create earth-friendly processes and procedures for job site that efficient and mutually beneficial;
•	Incorporating sustainable building practices and energy-saving systems that respond to the demands of a particular environment in a specific region;
•	Monitoring of the marketplace and industry for new technology;
•	Emphasizing job-site awareness, supervision and communication pursuing earth-friendly procedures;
•	Evaluating the marketplace for new home design and product technology acceptance;
•	Exploring earth-friendly options for consumer choice, efficient applications and implementations;
•	Emphasizing lot and site considerations, home orientations, sustainable lot improvements, low-maintenance landscaping and impervious cover; and
•	Using environmentally-friendly products.

Geographic Expansion

We are pursuing a strategic expansion philosophy based on potential growth opportunities within what we believe are the most stable areas throughout the United States. We plan to grow by investing available capital in our existing market and into operations and strategic acquisitions in new markets. After reviewing the market activity in the top 100 sub-markets, we believe that within the next two to five years we can expand into five to ten markets that have shown the following trends:

•	a steady increase in the employment rate over the past three to five years.
•	an unemployment rate below the national average.
•	population growth reported steady and positive population rates greater than the national average.
•	an increase in average home price or less devaluation than the national average.
•	the presence of national builders that have been active for a considerable amount of time (Greater than ten years).
•	being rated in the top 50 cities with the most stable growth rate.
•	being rated in the top 50 cities moving in the direction of being environmentally sensitive either in their governmental attitudes or in their planning and entitlement processes for each city.

The preliminary markets outside Texas that exemplify the criteria above are: Denver, Colorado; Las Vegas, Nevada; Nashville, Tennessee; Phoenix, Arizona and Raleigh, North Carolina. These markets will allow geographic diversification in our sources of revenues and earnings. We believe this diversification strategy will mitigate the effects of regional economic cycles and position us for greater future growth. Through strategic acquisitions in markets with the qualifications above we hope to gain established land positions and inventories; existing relationships with local governments, land owners, and developers; and a positive impact on our sources of revenues.

Target Market and Market Data

Our current market, Austin, Texas, ranks in the top three places among the 150 metro areas ranked by Forbes magazine (May 2005) on such criteria as business costs, living costs, number of engineers, crime rates, job growth and employment rates. According to Forbes, Austin’s gross metro product is expected to rebound to seven percent annual growth rate through 2008, thanks to one of the nation’s most highly educated work forces. Two of the key indicators of Austin’s economic health are the steady growth of the employment base and above average employment growth rate compared to Texas and the nation, with the exceptions of 2001 through 2003. Over the past ten years, Austin has added nearly 180,000 jobs and has typically exceeded Texas and national job growth rates.

According to Metrostudy – MetroUSA, Texas was second in terms of job growth across the county.

TOP 15 STATES RANKED BY JOB GROWTH – (Oct. 2006)
Rank	State	Annual Job Growth	% Change
1	Florida	218,800	2.8%
2	Texas	216,300	2.2%
3	California	164,200	1.1%
4	Arizona	121,200	4.7%
5	Washington	81,200	2.9%
6	Georgia	79,000	2.0%
7	Louisiana	75,500	4.4%
8	New York	68,500	0.8%
9	North Carolina	62,000	1.6%
10	Illinois	61,600	1.0%
11	Nevada	55,600	4.4%
12	Minnesota	54,200	2.0%
13	Utah	53,500	4.6%
14	Pennsylvania	51,600	0.9%
15	Oregon	49,400	2.9%
		1,412,600
Source: Metrostudy - MetroUSA

Austin has also experienced significant population growth. Since 1990, the Austin metropolitan statistical area, or MSA, has been one of the fastest-growing areas in the United States. According to the Austin Chamber of Commerce, the increase in population in the Austin MSA during the 1990s was more than double the growth rate of Texas and almost four times the national growth rate. While the population growth rate in the Austin MSA has slowed to 13% from 2000 to 2004, population growth continues to exceed the Texas and national averages by a significant margin. In 2004, the population in the Austin MSA reached 1.4 million. We expect the Austin MSA to continue its strong history of both employment and population growth, based on its desirability as a place to live. The worldwide employee relocation council and relocation services provider Primacy Relocation LLC ranked Austin as the second best city among those with populations in excess of 500,000 people for families to relocate, based on cost of living, taxes, home costs, home appreciation, schools, climate, commute times, out-of-state tuition rules at local universities and regulation of long-term care facilities.

According to Alamo Workforce, the San Antonio MSA added 11,000 new jobs from Q2 2004 to Q2 2005. Additionally, according to the San Antonio Economic Development Foundation, or the SAEDF, San Antonio is far more affordable than comparable cities. For example, the SAEDF estimates that moving from San Diego to San Antonio would result in more than a $21,000 annual savings to the average family. We believe that job growth, as well as the affordability of San Antonio, will continue to draw new residents.

As an example of some of the market differences (regional, national), land prices in Austin and San Antonio have remained relatively low compared to those in other areas of Texas. We currently estimate that land in the Austin and San Antonio areas targeted for new housing development can typically be acquired at prices less than comparable property in the Dallas and Houston areas. We expect land prices to appreciate due to the positive economic climate in the Austin and San Antonio areas – fueled by employment and population growth. We also believe that the Austin and San Antonio MSA’s are both positioned for an increase in housing prices. The projected increase in population and employment growth, combined with relatively modest housing price inflation over the past few years, should increase housing demand and housing prices.

The Austin market remains strong and the outlook is positive for continued growth. New home annual starts and closings continue to increase in the central Texas area as evidenced by the table below.

Homebuilders, developers and market researchers generally consider a 24 month supply of vacant developed lots to be at equilibrium in the marketplace. According to metrostudy and as indicated in the chart below, the Austin market during fourth quarter 2006 had a less than 18 months supply of vacant developed lots.

Municipal Utility District Receivables

A Municipal Utility District, or MUD, is a political subdivision of the State of Texas, created by and subject to the oversight of the Texas Environmental Quality Commission, or TECQ.

MUDs, by definition, may in engage in some, or all, of the following: residential and commercial supply of water and wastewater services, solid waste disposal, wastewater treatment, conservation, irrigation, drainage, fire fighting, emergency services, and recreational facilities. Texas law gives a MUD the power to incur debt, levy taxes, charge for specific services, and adopt rules for those services, enter into contracts, obtain easements, and condemn property.

Typically, MUDs are formed by real estate developers in areas where the provision of utility services will not otherwise be furnished by another public or private entity (e.g. an area outside the geographic confines of a city or village, or a rural area). Funding for a MUD is necessary to provide the initial infrastructure (e.g. pipelines, water storage plants, and treatments facilities). Usually, this funding is either secured or guaranteed by the real estate developer. Once critical numbers of customers are secured, the lender allows the debt obligations to be transferred to the MUD. At that point, the MUD is controlled and owned, for all practical purposes, by the neighborhood it serves and the developer is no longer responsible for the ongoing MUD debt. If the developer incurs costs in the development of a MUD, these investment costs can be recouped from the initial revenues generated once the MUD is operating pursuant to an agreement whereby the developer guarantees the new MUD’s debts in exchange from a return of a portion, or all, of some defined initial revenue stream (e.g. at a minimum until such time as the developer has recovered its costs of creating and funding the MUD). For instance, the developer may be paid the revenues associated with the first 50 homes. Alternatively, the developer may recover its initial infrastructure investments in a mark-up of the price of its developed sales properties. Existing MUDs are able to issue bonds and obtain loans using unencumbered assets as collateral and projected revenue streams to support debt service cash-flow.

The recovery of the initial development costs for a MUD can be over either a long or short period of time. If the recovery is based upon “hook-up” fees for new residences, and the residential development moves at a rapid pace, full recovery can occur, but cannot be guaranteed, as quickly as within six to eighteen months. Residential developments that grow more slowly will, accordingly, result in a more extended period of time for the recovery of the MUD initial development costs. Similarly, if the recovery mechanism is by a mark-up of developed property sales, the recovery will correspond with the speed of the development of the planned subdivision.

MUDs typically charge its customers for the following services:

•

An initial “hook-up” fee to recover a proportionate share of the storage plant and treatment facilities and to pay for extending pipeline services to the specific customer/home. Depending on the MUD, a one-time hook-up fee ranges from approximately $2,000 to $7,000;

•	A annual ad valorem tax to recover its annual costs of providing drainage, fire fighting, emergency services, and recreational facilities; and
•	A monthly fee for water and wastewater services, based on some sort of consumption model.

The costs for these services are determined by the MUD and are not subject to any county or state review board for reasonableness.

Although MUD operations are geographically limited, if a nearby area lacks any utility service, approval for expansion is relatively easy. MUDs rarely agree to expand their services unless the recovery of its expansion investments are guaranteed or paid up-front, as most neighborhoods are reluctant to make speculative investments, irrespective of their apparent attractiveness.

We currently have three communities that are within the boundaries of a Municipal Utility Districts: Rutherford West, Villages of New Sweden and the Bohls tract. We incur development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, we expect to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay us once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold within the MUD, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs. We estimate that we will recover approximately 50 to 70% of eligible costs spent through December 31, 2006, which will total approximately $1.8 million. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

Regulation

The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various federal, state and local authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design. Some regulations affect development activities by directly affecting the viability and timing of projects.

We must obtain the approval of numerous governmental authorities that regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If these authorities determine that existing utility services will not adequately support proposed development, building moratoria may be imposed. As a result, we use substantial resources to evaluate the impact of government restrictions imposed upon new residential development. Furthermore, as local circumstances or applicable laws change, we may be required to obtain additional approvals or modifications of approvals previously obtained or we may be forced to stop work. These increasing regulations may result in a significant increase in resources between our initial acquisition of land and the commencement and the completion of developments. In addition, the extent to which we participate in land development activities subjects us to greater exposure to regulatory risks.

As our homebuilding activities commence, we will be subject to additional regulations. The residential homebuilding industry is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

Employees

On February 12, 2007, we had nine employees and two full-time consultants. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Company History

Wilson Holdings, Inc., a Nevada corporation, is a holding company formerly known as Cole Computer Corporation (OTC Bulletin Board: COLV.OB). In connection with our acquisition of Wilson Family Communities, Inc., or WFC, in October 2005, we changed our name to Wilson Holdings, Inc. Wilson Family Communities, Inc. is our wholly-owned subsidiary and the operating company for our business. The symbol under which our common stock is quoted on the OTC Bulletin Board is WSHD.OB. Our predecessor company was incorporated in Nevada in 1987 and became Cole Computer in 1998 until it ceased operations in early 2004.

WFC’s business was originally conducted in 2002, by Athena Equity Partners-Hays, L.P., a Texas limited partnership, or Athena. Athena engaged in various land acquisition and development activities, including the purchase, entitling, and sale of a 2,400 acre mixed-use tract composed of office, retail and residential lots in central Texas. From October 2003 to May 2005, Athena did not have significant operations. In May 2005, Athena merged with Wilson Family Communities, Inc.

Item 2.	Description of Property

During September 2006, we entered into an agreement to lease approximately 5,000 square feet for our corporate offices, which we began occupying on October 1, 2006. The lease requires monthly payments of approximately $6,042 per month for 36 months. Our prior lease was terminated with no penalties. We believe this new facility is adequate to meet our requirements at the current level of business activity.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the National Association of Securities Dealers Inc. Over the Counter Bulletin Board under the symbol “WSHD.OB.” We intend to apply to list our shares of common stock on the American Stock Market under the symbol •.

The following table represents the range of the high and low bid prices of our common stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The market prices reported prior to October 11, 2005 were prices reported for Cole Computer Corporation, our predecessor entity that was a shell corporation with no material assets or liabilities. The share prices reported below have been adjusted to take into account a 350-to-1 reverse stock split with respect to the outstanding shares of our common stock that was effected on September 22, 2005.

2007	High	Low
First Quarter (through February 12, 2007)	$6.25	$4.50
2006	High	Low
First Quarter	$7.50	$2.90
Second Quarter	$5.25	$3.00
Third Quarter	$4.95	$2.00
Fourth Quarter	$6.00	$2.00
2005	High	Low
First Quarter	$10.49	$3.85
Second Quarter	$13.46	$3.85
Third Quarter	$13.99	$3.85
Fourth Quarter	$13.00	$4.00
2004	High	Low
First Quarter	$7.00	$3.50
Second Quarter	$7.00	$7.00
Third Quarter	$17.50	$14.00
Fourth Quarter	$21.00	$14.00

The last reported sale price of our common stock on the OTC Bulletin Board on February 12, 2007 was $4.75 per share. According to the records of our transfer agent, there were approximately 345 record holders of our common stock as of February 12, 2007.

Dividends

We have not declared or paid any dividends, and do not intend to pay any dividends in the foreseeable future, with respect to our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Transactions Prior to Acquisition of Wilson Family Communities, Inc.

During the last three years, we have issued unregistered securities in the transactions described below. These securities were offered and sold by us in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering. The sales were made to a limited number of purchasers without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfer without registration or an applicable exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Date	Number of Common Shares	Offering Price
October 6, 2005	658,922	$1,126,755

These shares were issued pursuant to the conversion of outstanding indebtedness of our company into shares of common stock.

Acquisition of Wilson Family Communities, Inc.

In connection with the closing of our acquisition of Wilson Family Communities, Inc., or WFC, on October 11, 2005, we issued 16,804,479 shares of unregistered common stock to holders of the capital stock of WFC, in exchange for all issued and outstanding shares of the capital stock of WFC, and reserved for issuance 850,000 shares of common stock pursuant to outstanding options to purchase common stock of WFC pursuant to WFC’s 2005 Stock Option/Stock Issuance Plan that were assumed by us.

The options vest over a five year period, are all exercisable for ten years from the date of issuance and may be exercised on a net cashless basis. The outstanding options to purchase our common stock consist of options to purchase an aggregate of 850,000 shares of common stock at an exercise price of $2.00 per share.

The issuance of the shares of our common stock and the reservation of shares of common stock to be issued upon exercise of the options assumed in connection with our merger with WFC were not registered under the Securities Act of 1933, as amended, as the securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The securities may not be offered or sold in the United States in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

Transactions After the Acquisition of WFC

On September 29, 2006, we sold $6.75 million in aggregate principal amount of 5% Convertible Notes due September 1, 2013 to certain purchasers. The following is a summary of the features of the convertible notes:

•	Interest accrues on the principal amount of the convertible notes at a rate of 5% per annum, payable in cash, semi-annually on February 1 and September 1 of each year, beginning on February 1, 2007.
•

The convertible notes are due on September 1, 2013 and are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. In the event we issue certain of our equity or equity-linked securities with a conversion price, exercise price or share price less than

$2.00 per share, the conversion price of the convertible notes will be reduced to the price at which we issue such equity or equity-linked securities, but not below $1.00 per share.
•

We may redeem all or a portion of the convertible notes after September 1, 2009 at a redemption price that incorporates a premium that ranges from 10% to 3% during the period beginning December 1, 2000 and ending on the maturity date of September 1, 2013. In addition, the redemption price will include any accrued but unpaid interest on the convertible notes through the date of redemption.

•

Upon a change in control event, each holder of the convertible notes may require us to repurchase some or all of its convertible notes at a purchase price equal to 100% of the principal amount of the convertible notes plus all accrued but unpaid interest thereon.

•

The maturity date may accelerate in the event we commence any case relating to bankruptcy or insolvency, or related events of default. Our assets will be available to pay obligations on the convertible notes only after all senior indebtedness has been paid.

On December 19, 2005, we sold $10 million in aggregate principal amount of 5% Convertible Notes due December 1, 2012 to certain purchasers. The following is a summary of the features of these convertible notes:

•	Interest accrues on the principal amount of the convertible notes at a rate of 5% per annum, payable in cash, semi-annually on June 1 and December 1 of each year, beginning on June 1, 2006.
•

The convertible notes are due on December 1, 2012 and are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. In the event we issue certain of our equity or equity-linked securities with a conversion price, exercise price or share price less than $2.00 per share, the conversion price of the convertible notes will be reduced to the price at which we issue such equity or equity-linked securities.

•

We may redeem all or a portion of the convertible notes after December 1, 2008 at a redemption price that incorporates a premium that ranges from 10% to 3% during the period beginning December 1, 2008 and ending on the maturity date of December 1, 2012. In addition, the redemption price will include any accrued but unpaid interest on the convertible notes to the date of redemption.

•

Upon a change in control event, each holder of the convertible notes may require us to repurchase some or all of its convertible notes at a purchase price equal to 100% of the principal amount of the convertible notes plus accrued but unpaid interest thereon

•

The maturity date may accelerate in the event we commence any case relating to bankruptcy or insolvency, or related events of default. Our assets will be available to pay obligations on the convertible notes only after all senior indebtedness has been paid.

No underwriters were involved in any of the foregoing distributions of securities.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth fiscal quarter of 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. When used herein, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed herein. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Historical results and percentage relationships among any amounts in our consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Information” and our financial statements and accompanying notes included elsewhere in this document.

Overview

Our business plan focuses on the acquisition of undeveloped land that is strategically located based on our understanding of population growth patterns and infrastructure development. This portion of our business focus has required, and is expected to continue to require, the majority of our financial resources. In tandem with our land acquisition efforts, and based upon our strategic market analysis, we also plan to prepare land for homebuilding and to sell developed land. We believe that as the central Texas economy expands, our strategic land purchases, land development activities and partnering model with local builders will enable us to capitalize on the new growth centers we expect will be created.

To both increase and accelerate lot sales, we also intend to deliver residential lots and financial support to local homebuilders who have strong technical skills but who may lack the personnel and financial resources to compete effectively against national homebuilding companies. Under these arrangements, we derive revenue from the sale of real estate and residential lots, as well as from services provided to clients. The payments that we receive are typically determined by the gross selling price of the builders’ finished homes as well as the specific services we provide to individual homebuilders. We currently have signed agreements to provide these services to two homebuilder clients, although we have informed one homebuilder client that we would like to phase out the program with them in 2007. We do not expect to generate significant revenues from these services. We exercise significant influence over, but hold no controlling interest in, homebuilder clients, but we may retain the majority of the risk of loss. At December 31, 2006, we determined that we were the primary beneficiary in certain homebuilder agreements, as defined under FASB Interpretation No. 46(R), or FIN 46(R), entitled “Consolidation of Variable Interest Entities”, where we have a significant, but less than controlling, interest in our clients. In accordance with FIN 46(R), the results of these clients have been consolidated into our financial statements.

Currently we are not engaged in homebuilding. We expect to commence homebuilding in June 2007. We will build homes on some of our land which is currently under development. Our home designs will be selected and prepared for each of our markets based on local community tastes and preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors. Subcontractors will be retained for specific subdivisions pursuant to contracts which we plan to enter into during 2007. We plan to enter into homebuilding under the name “Green Builders, Inc.” We currently have an option to purchase the local homebuilding company Green Builders, Inc. Under the terms of the option, we have an exclusive right to purchase Green Builders for a period of two years at a fair market price on the date of purchase. We paid $15,000 to Green Builders, Inc. to enter into the option. Green Builders is a local homebuilding company which has built four homes in central Texas in 2006. Our strategy on homebuilding is to build homes which are environmental responsive, resource efficient and culturally sensitive.

We merged with Wilson Family Communities, Inc., or WFC, in October 2005. WFC was formed early in 2005 with the intention of focusing on acquiring and developing residential land in the central Texas region. In May 2005, WFC merged with a limited partnership that had engaged in various land acquisition and development services.

Results of Operations

Homebuilding and Related Services Revenues

Homebuilding and related services consists of home sales and homebuilder services. All of the home sales are generated by our clients utilizing our homebuilder services. We consolidate these clients into our operating results based on accounting requirements according to FIN 46(R) and refer to these clients as Variable Interest Entities, or VIEs.

During the year ended December 31, 2006, home sales accounted for approximately 77% of revenues at a gross profit margin of approximately 17%. All of the homebuilding revenues were generated by our two VIEs consolidated into our operating results. Revenues from each homebuilder client (i.e.VIE) were approximately $1.8 and $3.4 million, respectively. The client that generated $1.8 million of revenues has not commenced any new homes or utilized our homebuilding services since June 30, 2006. This client has expressed its intention to begin building homes and utilizing our services in early 2007. We have purchased an exclusive two year option to buy this client. Our other client which generated approximately $3.4 million of revenues for the year ended December 31, 2006 has seven unsold homes that it expects to complete and sell during the first half of 2007. We have notified this client that we would like to terminate our relationship once the existing inventory of homes is completed. The client has a note payable to us in the principal amount of approximately $165,000. We may not be able to recover the full amount of this note, which may force us to pursue collection activities and a write off for the entire amount. In addition to the note payable, we may need to provide funds to complete the construction and sale of the homes the client currently has under construction and for sale. We have accrued approximately $50,000 for this contingency. The loss of this client will cause revenues from homebuilding to be substantially lower, possibly dropping to zero, for the second and third quarters of 2007.

We plan to commence our own homebuilding activities beginning in June 2007.

We had no homebuilding revenues during the year ended December 31, 2005 and 2004, as no homes were built.

Land Sales

Land sales accounted for approximately 23% of our total revenues, totaling approximately $1.5 million for the year ended December 31, 2006, at a gross profit margin of approximately 29%. For the year ended December 31, 2006, approximately $616,000 of our land sale revenue came from the sale of undeveloped acreage tracts of land, approximately $851,000 of the revenue from the sale of developed finished lots and $50,000 from miscellaneous land revenue.

During the year ended December 31, 2005, we were in the process of acquiring and developing land and generated revenues of approximately $255,000 through the sale of undeveloped acreage lots at a gross profit of approximately $140,000. There were no revenues for the year ended December 31, 2004.

We have been developing and acquiring land for sale to homebuilders and expect to see a material increase in our land sales as we offer more land for sale to national and regional homebuilders as well as to local homebuilders. Developing finished lots from land takes approximately one to three years. We plan to sell the majority of our lots to national, regional and local homebuilders that may purchase anywhere from five to 100 or more lots at a time. We expect lot sales to vary significantly from quarter to quarter causing significant fluctuations in our revenues and gross profit.

Costs and Expenses

General and Administrative Expenses

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal, and general office expenses and insurance. During the year ended December 31, 2006, salaries, benefits, taxes and related employee expenses totaled approximately $1.5 million and represented approximately 35% of total general and administrative costs for the period. Also included is an accrual of approximately $180,000 for severance payments that will be paid to our former Chief Financial Officer over the next ten months. Stock compensation expense totaled approximately $545,000, which is 13% of total general and administrative expenses. Legal, accounting, and audit expense which includes the expense of filing our registration statements and other SEC filings, totaled approximately $776,000. Transaction cost amortization and other transaction costs totaled approximately $367,000. Warranty expense, architecture fees, and consulting services were approximately $482,000. Miscellaneous expenses were approximately $643,000 for general overhead, including rent, office expenses and insurance. Depreciation expense included in general and administrative expenses was approximately $56,000 for the year ended December 31, 2006. General and administrative expenses included from the consolidation of our VIEs were less than 5% of the total general and administrative expenses for the year ended December 31, 2006. We expect total general and administrative expenses to increase over the next year as we enter the homebuilding business.

Prior to our merger with Athena in May 2005, we had minimal business activity. From June 2005 until December 2005, we spent money on developing our business strategy, hiring staff, acquiring a 752 acre land tract and merging with a public company, issuing $10 million of convertible debt and preparing all the documents and filings related to the merger activities. At December 31, 2005, we had nine employees as compared to three at June 30, 2005. The majority of expenses were for salaries and related employee expenses of $386,000, legal fees of $203,000, consulting relating to the preparation of home plans and designs of $283,000, accounting and auditing fees of $89,000 and office rent, software, equipment and general expenses of $156,000. Legal and accounting expenses related primarily to the mergers of WFC with Athena, and Wilson Holdings and Cole. 64% of our general and administrative expenses were incurred in the fourth quarter of 2005.

Sales and Marketing Expenses

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures, catalogs, signage, and billboards, and market research. Sales and marketing salaries, benefits, taxes and related employee expenses for the year ended December 31, 2006 were approximately $243,000 and represented approximately 30% of our total marketing costs for the period. Expenses for advertising, brochures and catalogs, signage, public relations and other selling expenses for the year ended December 31, 2006 were approximately $378,000 and represented approximately 46% of total sales and marketing costs for the period. The remaining expenses for the year ended December 31, 2006, were for other incidental items and services. Approximately 17% of the sales and marketing expenses in the period resulted from the consolidation of the VIEs.

Sales and marketing expenses for the year ended 2005 were for salaries and related expenses which included $129,000 and $73,000 of website expenses, signage, advertising and marketing. Sales and marketing expenses for the years ended December 31, 2005 and 2004 reflect our limited operations prior to June 2005.

Interest Expense and Income

Interest expense for the year ended December 31, 2006 of approximately $2.4 million is related to debt on properties purchased, convertible debt interest costs and amortization of the convertible debt discounts. The convertible debt discount amortization was approximately $917,000 for the year ended December 31, 2006. Interest on the convertible debt was approximately $586,000 for the year ended December 31, 2006. Our interest expense will increase because of the increase in principal amount of convertible debt outstanding following our September 2006 private placement. We intend to finance a major portion of land purchases and expect interest expense to increase with borrowings in future periods.

Interest expense for the year ended December 31, 2005 of approximately $358,000 was for interest costs on land acquired and held for sale or development, a line of credit, bridge loans and convertible debt.

We experienced a loss on the fair value of derivatives during the years ended December 31, 2006 and 2005 of approximately $8.5 million and $173,000, respectively, due to the increases in the fair value of the derivative liabilities related to the convertible notes and contingent warrants. These increases were primarily the result of the increase in value of our common stock and warrants.

Interest income of approximately $290,000 and $100,000 for the years ended December 31, 2006 and 2005 respectively, consisted of interest earned on our cash and cash equivalents and immaterial amounts of other income.

Financial Condition and Capital Resources

Liquidity

We had approximately $4.8 million in cash and cash equivalents at December 31, 2006, of which approximately $2.2 million was restricted. We also plan to commit several million dollars in cash to exercise option rights to purchase land, develop land and guarantee certain payments regarding the development of the optioned land over the next year. We estimate that our future needs for development of our existing projects over the next twelve months is approximately $23 million, with approximately $16 million coming from anticipated bank financing.

At December 31, 2006, we had secured notes payable and lines of credit totaling approximately $25.5 million. We had approximately $6.4 million drawn against these lines of credit, which will be repaid as finished lots and completed homes are sold. Approximately $600,000 of the lines of credit liability relate to VIEs that had drawn on lines of credit, guaranteed by us, to build homes that will be repaid as the completed homes are sold. We do not expect to experience losses from these guarantees.

We plan on investing approximately $23 million for the purchase of land, installment payments, options fees and development costs over the next year. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. We intend to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. We are actively seeking additional debt and equity financing, including possibly using joint venture financing as well as cash generated from lot and land sales, to finance these activities.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to its homebuilder clients. Until we begin to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, we have financed the majority of our land and development activities with debt and equity, and we believe we can continue to do so in the future, through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity.

Our current short term financing is indexed to the prime rate, which could increase substantially in the future. An increase in interest rates could have a material adverse effect on our operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet our cash obligations, and make it unlikely that we could meet the borrowing criteria of future lenders.

Land comprises the majority of our assets, which could suffer devaluation if the housing and real estate market suffers a significant downturn, due to interest rate increases or other reasons. Our debt might then be called, requiring liquidation of assets to satisfy our debt obligations or the use of our cash. A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and pay off debts, which could have a material adverse effect upon our business.

In the normal course of our business, we enter into various land purchase option agreements that require earnest money deposits. In order for us to start or continue the development process on optioned land, we may incur development costs before we purchase the land. At December 31, 2005, we had capitalized development costs of $345,745, of which 245,000 is non-refundable if we do not exercise the option and purchase the land. As of December 31, 2006, we had approximately $451,000 in earnest money and deposits outstanding classified in inventory, of which the entire amount would be forfeited and expensed if we were to cancel the agreements.

On December 19, 2005, we issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due each May 1 and December 1 beginning in 2006 until the debt is converted or repaid at maturity. These interest payments will be paid from cash and total approximately $500,000 per year.

In September 2006 we issued $6.5 million and in October 2006 we issued an additional $250,000, totaling $6.75 million in aggregate principal amount of subordinated convertible debt notes due September 1, 2013, bearing interest at 5% per annum with semi-annual interest payments due each February 1 and September 1, beginning February 1, 2007, until the debt is converted or repaid at maturity. These interest payments will be paid from cash and total approximately $338,000 per year.

During October 2006, we secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the line of credit is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provide letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. Interest will be payable quarterly, commencing January 2007. Principal will be payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in our contracts for sales of lots. Our current projects require pay down amounts of approximately $600,000 per quarter. The purchase price of the property was approximately $8.5 million, with $2.5 million of owner financing, $3.6 million from the bank loan and cash from us of approximately $2.4 million. We have invested an additional amount for development of the property of approximately $1.9 million. The debt has financial covenants which (1) require us to keep a debt to equity ratio of 2:1, and (2) keep liquid assets in excess of $7 million, except for 2006 and first and second quarters of 2007 in which we are required to maintain $4 million in liquid assets, which includes $2.6 million of restricted cash, in the financial institution. In February 2007, we obtained a release from the bank whereby our restricted cash was released, except for $315,000, and financial covenants for the third quarter of 2007 were modified requiring the us to keep liquid assets of only $4 million. Should we be unable to raise additional capital, we will be in default of the bank’s covenants in 2007. We have obtained a commitment letter from another lending source whereby we will refinance our existing facility, The new facility will not have any financial covenants.

In December 2006, we paid cash and issued a note payable of $792,000 with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% (currently 8.75%) for the purchase of approximately 30 acres of land. The terms of the note payable call for interest only, payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. The note is secured by the real estate purchased. The note has the same covenants as the line of credit above and the bank has granted the same covenant changes and waivers. We have obtained a commitment letter from another lending source whereby we will refinance the existing note.

Capital Resources

During June 2006, we refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance; an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800,000 per quarter beginning June 2007. Principal reductions from sales of real estate are credited towards the $800,000 per quarter requirement. We have obtained a commitment letter from another lending source to refinance this note.

We have raised approximately $16.8 million of subordinated convertible debt. We raised $10 million of subordinated convertible debt in December 2005 maturing December 1, 2012, at 5% per annum with semi-annual interest payments due each May and December, beginning in May 2006. In September 2005, we obtained a $2 million line of credit for interim construction financing which was paid at December 31, 2006. In March 2006, we obtained an additional construction loan of approximately $3.0 million, which will be repaid following completion, through lot sales. We must make cumulative principal reductions in the aggregate amount of approximately $494,000 every three months beginning in the fourth quarter of 2006. At December 31, 2006, we had drawn approximately $2.9 million with approximately $2.2 million owed at December 31, 2006. In September and October 2006, we issued an additional $6.75 million in aggregate principal amount of subordinated convertible debt notes due September 1, 2013, bearing interest at 5% per annum with semi-annual interest payments due each February 1 and September 1 beginning in February 1, 2007. These interest payments will be paid from cash and total approximately $338,000 per year.

We also may participate in joint ventures to develop and secure additional land holdings, which would decrease our need for cash, compared to purchasing the property outright, but could pose other risks such as dependence on the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

Based on current financial projections prepared by management, we expect to have adequate capital resources to execute on our existing projects for the year ending December 31, 2007. These financial projections are prepared based on assumptions and estimates which will significantly change during the year. Accordingly, no assurance can be made that we will have adequate capital to execute on our current business strategy during 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in the notes to our consolidated financial statements.

As discussed in the notes to the consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application.

Consolidation of Variable Interest Entities

We offer certain homebuilder clients surety for their interim construction loans and cash advances to facilitate sales of our residential lots. We may be considered the primary beneficiary as defined under FASB

Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIE), and the Company may have a significant, but less than controlling, interest in the entities. We account for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if the we are the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether we have significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

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

Land Held Under Option Agreements Not Owned

In order to ensure the future availability of land for development, we enter into lot option purchase agreements with unaffiliated third parties. Under the agreements, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from us nor do they obligate us to purchase the land. Lot option payments are initially capitalized as inventory costs. If the lot option is exercised the option cost is included in the cost of the land acquired. At the earlier of the time that it is determined that the lot option will not be exercised or the lot option expires, the cost of the lot option is expensed. As of December 31, 2006 and 2005 there were $451,000 and $345,745, respectively, of cash deposits included in the land account on the balance sheet of which approximately $451,000 and $245,000, respectively, are non-refundable and subject to forfeiture should we not exercise the options.

Revenue Recognition

Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Revenues from land development services to builders are recognized when the properties associated with the services are sold, when the risks and rewards of ownership are transferred to the buyer and when the consideration has been received, or the title company has processed payment. For projects that are consolidated, homebuilding revenues and services will be categorized as homebuilding revenues and revenues from property sales or options will be categorized as land sales.

Income Taxes

Prior to the merger of Athena with WFC at May 31, 2005, Athena was a partnership and therefore did not have income taxes as the income and losses passed through to the partners. Also, the VIEs are pass through entities. Since the merger, income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax amounts and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date. A valuation allowance is recorded for the entire deferred tax asset due to the uncertainty of the net realizable value of the asset.

Use of Estimates

We have estimated and accrued liabilities for real estate property taxes on our purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

We have three properties that are in Municipal Utility Districts, or MUDs. We incur development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, we expect to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay us once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold, the assessed value increases in the MUD. It can take several years before there is enough assessed value to recapture the costs. We estimate that we will recover approximately 50% to 70% of eligible costs spent through December 31, 2006, which total approximately $1.8 million. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

Concentrations

Our current activities are limited to the geographical area of central Texas which we define as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, and the San Antonio Metropolitan Statistical Area, or San Antonio MSA. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

We are also dependent upon a limited number of homebuilder services customers which are subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from our two homebuilder customers accounted for 66% and 34%, respectively, of the total homebuilding revenue for the years ended December 31, 2006. We had no homebuilding service revenue for the years ended December 31, 2005 and 2004.

During the years ended December 31, 2006, home sales accounted for approximately 77% of revenues at a gross profit margin of approximately 17%. One client has seven unsold homes that it expects to complete and sell during the first quarter of 2007. The client does not expect to continue building homes under its current builder services agreement. The client has a note payable to us of approximately $165,000. We may not be able to recover the full amount of this note forcing it to pursue collection activities and a write off for the entire amount. In addition to the note payable, we may need to provide funds to complete the construction and sale of the homes the client currently has under construction and for sale. We have accrued approximately $50,000 for this contingency. All of the homebuilding revenues were generated by two VIEs consolidated into our operating results, which have not performed as expected. Homebuilder services revenues are eliminated in the consolidation of our financial statements as cost of revenues to the our VIEs.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments,” EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19,” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” See “Recent Accounting Pronouncements.” We have obtained an independent third party valuation as of the date of convertible debt issuances and as of December 31, 2005 to determine the fair market value of our common stock. Management determined that the price of stock quoted on the Over-the-Counter Bulletin Board was not reflective of the market price of the stock as of those days due to insufficient trading and a lack of public information regarding our financial performance. Beginning with the quarter ended September 30, 2006, we determined that there was enough public float available to provide sufficient information about us to the public, and we began using the stated Over-the Counter Bulletin Board as the market price of its common stock.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by us as of December 31, 2006 and 2005, were not designated as hedges.

Accounting for Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net losses of approximately $545,000 for the year ended December 31, 2006. Before January 1, 2006, we accounted for our stock options using the intrinsic value method under “Accounting Principles Board Opinion No. 25.”

If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with SFAS No. 123, net income and earnings per share for the years ended December 31, 2005 would have changed to the pro forma amounts indicated below:

Year Ended December 31, 2005
Net loss as reported	$(1,714,443)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	$(123,479)
Pro forma net loss	$(1,837,922)
Net loss per share
Basic and diluted - as reported	$(0.22)
Basic and diluted - pro forma	$(0.23)

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended 2006: risk free interest rate of 4.25% to 4.75%, dividend yield of 0%, weighted-average life of options of 5 years, and a 60% volatility factor. For the year ended 2005, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 5 years, and a 60% volatility factor.

During 2004, we had no stock compensation plan.

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. We must adopt FIN 48 in the first quarter of fiscal 2008, and we do not expect the impact to be material to our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. We must adopt FAS 157 in fiscal 2009, and we do not expect the impact to be material to our consolidated financial statements.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

We intend to adopt FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP will have a material effect upon our financial statements. The pro forma below shows the effect of the new FSP on the 2006 financial results, had the FSP been effective during 2006:

	As Presented	Pro Forma	Difference
Net loss	$ (14,393,057)	(5,125,384)	9,267,673
Convertible notes, net of discount	$ 8,395,876	15,491,410	7,095,534
Derivative liabilities	$ 9,345,911	–	(9,345,911)
Stockholders’ equity	$ 774,798	9,267,673	8,492,875

Item 7.	Financial Statements

The Financial Statements required by this item are included in Part III, Item 13 and are presented beginning on Page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In connection with the closing of our acquisition of Wilson Family Communities, Inc., on October 12, 2005 our Board of Directors engaged Helin, Donovan, Trubee & Wilkinson, LLP, or HDT&W, to serve as our independent public accountants and dismissed our former independent accountants, Chisholm, Bierwolf, Nilson, or CBN. The change in auditors was effective October 12, 2005. HDT&W have audited our financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, HDT&W’s audit reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the “going concern” assumption in the Report of Independent Registered Public Accounting Firm filed in connection with the Forms 10-K filed on April 15, 2005, and April 14, 2004. HDT&W recently merged with another accounting firm and changed its name to PMB Helin Donovan LLP.

In connection with its audits of our consolidated financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 and through the date of this prospectus, there were no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PMB Helin Donovan LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements and supporting schedules for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

Item 8A.	Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a–15(e) and 15d–15(f) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information.

On February 14, 2007, we entered into an employment agreement with Clark N. Wilson, our President and Chief Executive Officer. In the event of the involuntary termination of Mr. Wilson’s service with us, the agreement provides for monthly payments equal to Mr. Wilson’s monthly salary payments to continue for 12 months. The agreement contains a provision whereby Mr. Wilson is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which we are conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction.

On February 14, 2007, we entered into an employment agreement with Arun Khurana, our Chief Operating Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Khurana will receive a grant of options in an amount to be determined following the retention of a third-party compensation consultant and approval by the Compensation Committee. The agreement contains a provision whereby Mr. Khurana is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which we are conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction. Mr. Khurana’s employment is not restricted as to the provision of financial and accounting services. In the event of the involuntary termination of Mr. Khurana’s service with us, the agreement provides for monthly payments equal to Mr. Khurana’s monthly salary payments to continue for twelve months, the continuation of his benefits (including health insurance) for twelve months, and the immediate vesting of Mr. Khurana’s options to purchase our common stock.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and executive officers, and certain information about them, including their ages as of February 12, 2007, are as follows:

Name	Age	Position
Directors:
Clark N. Wilson	50	Chairman of the Board, President and Chief Executive Officer
Jay Gouline	54	Director
Sidney Christopher Ney	38	Director
Barry A. Williamson	49	Director
Arun Khurana	39	Chief Financial Officer
David Goodrum	44	Vice President of Land Development

Other Key Employees

Mark J. Gram	57	Vice President of Marketing
Donald Turner	51	Vice President of Finance and Accounting

The following is a brief description of the principal occupation and recent business experience of each of our directors, executive officers and other key employees:

Directors

Clark N. Wilson has served as the Chairman of the Board and as our President and Chief Executive Officer since October 2005. Beginning in 2002, Mr. Wilson served as a principal in Athena Equity Partners-Hays, L.P., a Texas limited partnership that specialized in commercial real estate investments, which merged with Wilson Family Communities, Inc. in May 2005. Mr. Wilson served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Previously, Mr. Wilson was the President of Doyle Wilson Homebuilder, Inc., serving in that position in 1992. Mr. Wilson served as Vice President of Doyle Wilson Homebuilder, Inc. from 1986 to 1992. Mr. Wilson attended Amarillo College and the University of Texas at Austin, and has nearly 25 years of experience in the homebuilding industry. Mr. Wilson also currently sits on the board of directors of Tejas Incorporated, a public parent company of a full-service brokerage and investment-banking firm headquartered in Austin.

Jay Gouline has served as a director of our company since March 2006. Since 1982, Mr. Gouline has served as the President of Springlake Corporation and Managing Member of Mayfield Associates, LLC, and the President of the General Partner of its predecessor in interest, Mayfield Associates Limited Partnership, both of which are private companies that engage in real estate acquisition, development and property management activities. Since 1991, Mr. Gouline also has served as an instructor at the Edward Saint John School of Real Estate at Johns Hopkins University. From September 1985 to May 1991, Mr. Gouline served as an instructor at the University of Maryland, University College. Mr. Gouline holds a B.A. in Economics and Political Science from Lake Forest College and an MBA with majors in Finance and Accounting from the University of Chicago.

Sidney Christopher Ney became a director of our company in October 2005. Since 1998, Mr. Ney has served as the founder and Chief Executive Officer of CoreTrac, Inc., a software company specializing in the financial industry. Prior to founding CoreTrac, from 1990 to 1998, Mr. Ney worked for Lehman Brothers and Paine Webber, focusing on both investment banking and brokerage activities. Mr. Ney is a graduate of Texas A&M University.

Barry A. Williamson has served as a director of our company since October 2005. Mr. Williamson has been an attorney in private practice since 1999 and represents clients in matters involving energy, utilities, telecommunication, transportation, environment, deregulation, and advanced technology. From 1992 to 1999, Mr. Williamson served a six-year term on the Texas Railroad Commission, including as its Chairman in 1995. From 1988 to 1992, Mr. Williamson worked in the administration of President Ronald Reagan as a principal advisor to the U.S. Secretary of Energy, and then in the administration of President George H.W. Bush as the Director of the Minerals Management Service in the U.S. Department of the Interior. Mr. Williamson currently serves on the board of SPACEHAB, Inc., a publicly traded commercial and government space services company, and Tejas Incorporated. Mr. Williamson holds a B.A. in Political Science from the University of Arkansas and a J.D. from the University of Arkansas Law School.

Executive Officers

Arun Khurana has served as our Chief Financial Officer since September 2006, and as our Vice President, Corporate Development and Governance from July 2006 to September 2006, and as an accounting and financial consultant from September 2005 to July 2006. From April 2005 to September 2005, Mr. Khurana served as a partner with Stout Casey, providing financial advisory services to public companies. From 2004 to April 2005, he served with David Powell of Texas, providing corporate governance services to public companies. From 1989 to 2003, Mr. Khurana was a senior audit manager with PricewaterhouseCoopers and Ernst & Young. Mr. Khurana holds an undergraduate degree in accounting from the University of New Delhi, India, and an MBA from the University of Missouri. He is a Certified Public Accountant licensed in Texas and Missouri and a Chartered Accountant from the Institute of Chartered Accountants, India.

David Goodrum has served as our Director of Land Development since October 2005 and served in the same capacity at Wilson Family Communities. From 2003 to 2005, Mr. Goodrum was a partner and General Manager of Operations, Sales and Marketing for HBH SYSTEMS, a company which provides liquid petroleum gas to residential subdivisions with contracts in Dallas, Waco and Austin, Texas. From 1998 to 2003, Mr. Goodrum served as District Manager of the El Paso County Water Authority, prior to which he served as Contracts Manager for Eco Resources, Inc. from 1994 to 1998. Mr. Goodrum also has worked as a project engineer for Warner Engineering in Palm Desert, California from 1988 to 1994, and as a civil designer with Murfee Engineering Co. in Austin from 1984 to 1988. Mr. Goodrum is a graduate of Texas State Technical Institute.

Other Key Employees

Don Turner has served as our Vice President of Finance and Accounting since December 2006. Since July 2005, Mr. Turner has served as a Consultant for our SEC Reporting, Interim Controller and CFO services. From 2004 to 2005 Mr. Turner served as Chief Financial Officer for GIGANEWS, Inc./Data Foundry, Inc. From 2002 to 2004 Mr. Turner served as Chief Financial Officer for RealVue Simulation Technologies, Inc. From 1999 to 2002 Mr. Turner served as Vice President and Chief Financial Officer of CALEB Technologies Corporation. Mr. Turner has over 25 years of experience as a Consultant, CFO and Controller with both private and public companies, in electronics, software development, distribution and homebuilding. Mr. Turner holds a B.B.A in Accounting from the University of Texas in San Antonio, Texas.

Mark J. Gram has served as our Senior Vice President of Marketing since October 2005. From July 2005 to October 2005, he served in the same capacity at Wilson Family Communities. From 1992 to 2005, Mr. Gram served as a consultant to Centex Homes-Austin, and from 2004 to 2005, as a consultant to Grenadier Homes. Since 1978, Mr. Gram has been an independent consultant conducting real estate market research in several states, prior to which he was head of research for the Irvine Company in Newport Beach, California, which managed an 80,000-acre master planned community that eventually became Irvine, California. Mr. Gram is a graduate of Arizona State University.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors, and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;
•	evaluating the qualifications, independence and performance of our independent auditors;
•	approving the audit and non-audit services to be performed by our independent auditors;
•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;
•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing any earning announcements and other public announcements regarding our results of operations in collaboration with our management and independent auditors; and
•	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

Our Audit Committee is comprised of Messrs. Gouline, Ney and Williamson. Mr. Gouline serves as Chairman of the Audit Committee. Our Board of Directors has determined that all members of the Audit Committee are independent under the rules of the Securities and Exchange Commission . The Board further has determined that Mr. Gouline qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Compensation Committee. Our Compensation Committee assists our Board of Directors in determining the compensation of our directors, officers and other key employees. Specific responsibilities include:

•	approving the compensation and benefits of our executive officers and other key employees;
•	reviewing the performance objectives and actual performance of our executive officers and other key employees;
•	administering our stock option and other equity compensation plans; and
•

reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission requires in registration statements, annual reports on Form 10-K and proxy statements that are filed with the Securities and Exchange Commission.

Our Compensation Committee is comprised of Messrs Williamson and Ney. Mr. Williamson serves as Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee assists the board by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•

evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and the appointment of directors to our Board committees;

•	establishing a policy for considering stockholder nominees for election to our Board of Directors; and
•	evaluating and recommending candidates for election to our Board of Directors.

Our Nominating and Corporate Governance Committee is comprised of Messrs. Ney, Williamson and Wilson. Mr. Ney serves as chairman of our Nominating and Corporate Governance Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants. The code is intended to comply with Item 406 of Regulation S-B of the Securities Exchange Act of 1934. Our Code of Business Conduct and Ethics is posted on our Internet website under the “Investor Relations” tab of our “Corporate” page. Our Internet website address is http://www.wilsonfamilycommunities.com.

Compensation Discussion And Analysis

Executive Compensation

General Philosophy

We began expanding our operations in 2005 after the merger of WFC and Athena and have nine employees and two independent contractors as of February 12, 2007. Our overall strategy is to attract talented individuals by compensating them with a mix of cash compensation in the form of base salary and equity compensation in the form of stock options. Currently we do not have an incentive based compensation plan, however in 2007 we intend to implement a formal incentive based compensation plan which integrates our salary, bonus and equity incentive compensation components.

Overall Compensation

Our Compensation Committee provides oversight on our overall compensation strategy. The Compensation Committee reviews and approves compensation for executive officers annually. We perform an annual review of compensation for employees and submits recommendations to the Compensation Committee for their review and approval. Some of the factors addressed during the annual review include: our performance, individual performance, compensations prevalent in our industry and geographical markets.

For compensation relating to our Chief Executive Officer, we considered the following factors:

•	Anticipated level of difficulty of replacing our Chief Executive Officer with someone of comparable experience and skill.
•	Our performance since he has held his position.
•	Compensation of chief executive officers at five comparable companies. These comparables included three direct competitors and two companies with market capitalizations similar to us.

Based on our analysis, we established the targeted overall compensation of our Chief Executive Officer for 2006 at $240,000. This amount was lower than the targeted compensation for chief executive officers of other comparable companies, mainly because of the significant equity ownership interest in our company currently held by our Chief Executive Officer.

We followed a similar, albeit slightly less elaborate, process with respect to establishing targeted overall compensation for our Chief Financial Officer. Based upon our analysis, we set the overall targeted compensation for our Chief Financial Officer at $225,000 for 2006.

We have engaged an independent compensation consultant to assist us in determining the 2007 compensation for our board of directors, chief executive officer and chief financial officer We believe that this approach to compensation is consistent with our strategy to annually benchmark the compensation we pay to our directors and executive officers using external resources.

Allocation among Components:

Under our current compensation structure, the mix of base salary and equity compensation varies depending upon level:

	Typical Base Salary	Typical Incentive Target	Typical Equity Target
Chief Executive Officer	100%	–	–
Chief Financial Officer	70%	–	30%
Vice Presidents	70%	–	30%

In allocating compensation among these elements, we believe that the compensation of our senior most levels of management should be predominately performance based and tied to our success (i.e. equity based). We did not have an incentive compensation plan during 2006 and expect to introduce a formal incentive compensation plan in 2007.

Base Salaries

We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates what we believe is appropriate compensation given their professional status and accomplishments. For our Chief Executive Officer, for 2006 we concluded that a base salary of $240,000 was appropriate in this regard. Similarly for 2006, we concluded that a base salary of $225,000 was appropriate for our Chief Financial Officer. These ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. Given the competition for employees of similar experience within the central Texas area, we provide a slightly larger portion of the compensation to our Vice Presidents in the form of base salary.

Equity Compensation

The primary form of equity compensation that we have awarded consists of non-qualified and incentive stock options. We selected this form because of the favorable accounting and tax treatments and the expectation by employees in emerging growth companies in our region that they would receive stock options.

Our practice is to determine the total dollar amount of equity compensation that we want to provide and to then grant employees a certain number of stock options. These grants are typically made once a year. The awards also are made as early as practicable in the year in order to maximize the time-period for the incentives associated with the awards. The Compensation Committee schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. We are in the process of engaging a compensation consultant to assist the Compensation Committee in determining appropriate equity incentive grants for our executive officers and directors for 2007. In February 2007 our compensation committee approved stock option grants for each of our employees, other than our Chief Executive Officer and Chief Financial Officer.

In establishing award levels, we generally do not consider the equity ownership levels of the recipients or prior awards that are fully vested, except in the case of our Chief Executive Officer. It is our belief that competitors who might try to hire away our employees would not give credit for equity ownership in our company, and accordingly, to remain competitive we typically cannot afford to give credit for that factor either. However, we recognize that our Chief Executive Officer’s equity ownership in our company is so substantial that it would make it difficult for a competitor to recruit him. As a result, we subjectively considered his equity ownership in our establishment of his overall targeted compensation discussed above. For our Chief Executive Officer and our Chief Financial Officer, the cash value of the of the option awards totaled $0 and $157,500, respectively, in 2006.

Severance Benefits

We believe that companies should provide reasonable severance benefits to employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. They should also disentangle us from a former employee as soon as practicable.

We have employment agreements for our Chief Executive Officer and Chief Financial Officer. Our severance benefits typically consist of 12 months salary. During 2006, we entered into an employment agreement with Mr. Daniel Allen, our former Chief Financial Officer. The employment agreement provided for payment of severance benefits to Mr. Allen in certain circumstances. The benefits included payment of one year of base salary; continuation of health benefits for a period of twelve months, and acceleration of vesting of stock options issued to Mr. Allen. Mr. Allen resigned effective November 9, 2006 and we have continued to pay for Mr. Allen’s salary and health benefits per the employment agreement.

On February 14, 2007, we entered into an employment agreement with Clark N. Wilson, our President and Chief Executive Officer. In the event of the involuntary termination of Mr. Wilson’s service with us, the agreement provides for monthly payments equal to Mr. Wilson’s monthly salary payments to continue for 12 months. The agreement contains a provision whereby Mr. Wilson is not permitted to be employed in any position in Texas or within 200 miles of any area in which we engage in land development or homebuilding activities in which his duties and responsibilities comprise residential land development and homebuilding for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction.

On February 14, 2007, we entered into an employment agreement with Arun Khurana, our Chief Operating Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Khurana will receive equity compensation and incentive compensation in 2007 in an amount to be determined by an independent compensation consultant retained by us and approval by the Compensation Committee. The agreement contains a provision whereby Mr. Khurana is not permitted to be employed in any position in Texas or within 200 miles of any area in which we engage in land development or homebuilding activities in which his duties and responsibilities comprise residential land development and homebuilding for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction. Mr. Khurana’s employment is not restricted as to the provision of financial and accounting services. In the event of the involuntary termination of Mr. Khurana’s service with us, the agreement provides for monthly payments equal to Mr. Khurana’s monthly salary payments to continue for twelve months, the continuation of his benefits (including health insurance) for twelve months, and the immediate vesting of Mr. Khurana’s options to purchase our common stock.

Retirement Plans

In 2006, we instituted a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. We will contribute up to fifty percent of an employees’ contribution to the plan. During 2006, we contributed an aggregate of approximately $13,000 to the employee defined contribution plan.

Change in Control

Our senior management and other employees continue to successfully build our Company and we believe that it is important to protect them in the event of a change in control. Further, it is our belief that the interests of the stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of the stockholders. In the event of a change in control in which members of our senior management are terminated, we would accelerate the vesting of all equity compensation. Based upon a hypothetical termination date of December 31, 2006 the change in control termination benefits for our Chief Executive Officer and Chief Financial Officer would be $94,265 and $63,000, respectively. For purposes of these benefits, a change in control is deemed to occur, in general, if (a) a stockholder or group of stockholders acquires 50% or more of our common stock, or (b) 25% or more of the directors in office were not nominated for initial election to the Board of Directors who were in office at the time of their nomination.

Perquisites and Other Benefits

Effective February 2007, we do not provide perquisites or other benefits to any of our employees. During 2006, our Chief Executive Officer was reimbursed up to a maximum of $1,000 per month for reimbursement of golf and social club dues. We paid a total of $1,275 for reimbursement of golf and social club dues. During 2006, we began providing transportation allowances of $1,000 per month to our Chief Executive Officer and $500 per month to our vice president of land development. During 2006, we paid $3,000 and $6,000 of transportation allowance to our Chief Executive Officer and Vice President of land development, respectively.

Board Process

The Compensation Committee of the Board of Directors approves all compensation and awards to executive officers, which include our Chief Executive Officer and Chief Operating Officer and other vice presidents. Generally on its own initiative the Compensation Committee reviews the performance and compensation of the Chief Executive and Chief Financial Officer. For the remaining executive officers, the Chief Executive Officer and Chief Operating Officer makes recommendations to the Compensation Committee that generally, with minor adjustments are approved.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Clark N. Wilson,
Chairman &	2005	100,000	–	–	145,000[1]	–	–	–	245,000
CEO(1)[2]	2006	240,000	–	–	–	–	–	4,275	244,275
Arun Khurana,	2005	–	–	–	–	–	–	–	–
COO & CFO (2)	2006	93,750	–	–	157,500[3]	–	–	96,000(2)	347,250
Daniel Allen,	2005	56,687	–	–	145,000[4]	–	–	–	201,687
CFO (1)	2006	149,965	–	–	55,500	–	–	29,166	234,631
David Goodrum,
Director of Land	2005	42,822	–	–	145,000[5]	–	–	–	187,822
Development	2006	102,500	–	–	55,500[6]	–		6,000	164,000

Bob Antle, VP of
Homebuilding&
Homebuilding	2005	–	–	–	–	–	–	–	–
Svs (3)	2006	146,667	–	–	175,500[7]	–	–	–	322,167

Mark Gram
Senior VP of	2005	63,126	–	–	145,000[8]	–	–	–	208,126
Marketing	2006	80,000	–	–	–	–	–	16,459	96,459
Donald Turner,	2005		–	–	–	–	–	–	–
VP of Finance (2)	2006		–	–	–	–	–	144,000(2)	144,000

(1)	Amounts paid under severance agreement.
(2)

Mr. Khurana and Mr. Turner are both partners in Izon Consulting LLC. Prior to joining Wilson as an employee, Mr. Khurana performed services as a consultant to us. The amounts reflect the total amount paid by us prior to Mr. Khurana joining Wilson as an employee. Mr. Turner continues to perform services as a contractor and partner of Izon Consulting LLC.

(3)	Mr. Antle served as our non-executive Vice President of Homebuilding and Homebuilding Services in 2006.

	[1]	SFAS 123R expense equaled $27,590.

	[2]	Clark Wilson served as our President and Chief Executive Officer beginning in October 2005 following our merger with Wilson Family Communities, Inc.

	[3]	SFAS 123R expense equaled $94,500.

	[4]	SFAS 123R expense equaled $135,051.

[5]	SFAS 123R expense equaled $28,029.

[6]	SFAS 123R expense equaled $5,250.

[7]	SFAS 123R expense equaled $23,250.

[8]	SFAS 123R expense equaled $27,814.

Stock Option Grants In Last Fiscal Year

We issued the following options to our executive officers and other key employees in 2006:

•	On July 13, 2006, we granted an option to purchase 125,000 shares to Arun Khurana at an exercise price of $2.26 per share, such option to expire ten years from the date of grant.
•	On July 13, 2006, we granted an option to purchase 50,000 shares to Daniel Allen at an exercise price of $2.26 per share, such option to expire ten years from the date of grant.
•	On July 13, 2006, we granted an option to purchase 50,000 shares to David Goodrum at an exercise price of $2.26 per share, such option to expire ten years from the date of grant.
•	On March 28, 2006, we granted an option to purchase 100,000 shares to Bob Antle at an exercise price of $2.00 per share, such option to expire ten years from the date of grant.
•	On July 13, 2006, we granted an option to purchase 50,000 shares to Bob Antle at an exercise price of $2.26 per share, such option to expire ten years from the date of grant.

Option Exercises and Stock Vested

No options were exercised during 2005 or 2006.

2005 Stock Option/Stock Issuance Plan

In connection with our acquisition of Wilson Family Communities, Inc., we assumed the 2005 Stock Option/Stock Issuance Plan that had previously been adopted by the Board of Directors and stockholders of Wilson Family Communities, Inc., a Delaware corporation, pursuant to the merger of WFC into our company. The Plan permits grants of options or restricted stock to employees, board members, officers or consultants. The Plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee has the authority to determine the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any. The Compensation Committee also has the power to interpret the Plan and to create or amend its rules. In February 2007, our Board approved a 819,522 share increase in the number of shares issuable pursuant to our option plan for a total of 2.5 million shares issuable pursuant to the plan. This increase will be effective when approved by our shareholders.

Outstanding Equity Awards at 2006 Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Clark N. Wilson(1)	100,000	–	–	$2.00	5/28/2015	–	–	–	–
Arun Khurana(2)	125,000	–	–	$2.26	7/10/2016	–	–	–	–
Daniel Allen(3)	100,000	–	–	$2.00	2/0/2007	–	–	–	–
David Goodrum(4)	100,000	–	–	$2.00	8/29/2015	–	–	–	–
	50,000	–	–	$2.26	7/12/2016
Bob Antle(5)	100,000	–	–	$ 2.00	3/27/2006	–	–	–	–
	50,000	–	–	$2.26	7/12/2016
Mark Gram(6)	100,000	–	–	$2.00	5/30/2015	–	–	–	–
Donald Turner	–	–	–	–	–	–	–	–	–

Clark N. Wilson

(1)	All outstanding options can be exercised. 26,667 options were vested as of December 31, 2006.

Arun Khurana

(2)	All outstanding options can be exercised. 75,000 options were vested as of December 31, 2006.

Daniel Allen

(3)	100,000 shares granted August 30, 2005, all of which were vested at December 31, 2006, expiring February 9, 2007.

David Goodrum

(4)

All outstanding options can be exercised. 100,000 shares granted August 30, 2005, 26,667 shares were vested as of December 31, 2006. 50,000 shares granted July 13, 2006, none of which were vested as of December 31, 2006.

Bob Antle

(5)

All outstanding options can be exercised. 100,000 shares were granted March 28, 2006, 26,667 shares of which were vested as of December 31, 2006. 50,000 shares were granted July 13, 2006, none of which were vested as of December 31, 2006.

Mark Gram

(6)	All outstanding options can be exercised. 100,000 shares were granted August 30, 2005, 26,667 of which were vested as of December 31, 2006.

Inapplicability of ERISA

Based upon current law and published interpretations, we do not believe the Plan is subject to any of the provisions of the Employee Retirement Income Security Act of 1974.

Director Compensation

As the only director on our Board of Directors who also is an employee of our company, Mr. Clark Wilson does not receive any additional compensation for his service as a member of our Board of Directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. Our non-employee directors each received an option to purchase 20,000 shares of common stock upon joining our Board. To the extent that options were granted to our Board members by Wilson Family Communities, Inc., we assumed all of those options in connection with our acquisition of WFC. In addition, in 2006 our non-employee directors receive an annual retainer of $25,000 and an option to purchase 20,000 shares of common stock. Mark Dotzour joined us as an advisor to our Board of Directors in December 2006. His annual compensation comprises of an annual retainer of $15,000 and an option to purchase 10,000 shares of common stock.

Director Compensation -2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
All Non-employee Board Members	$25,000 annual plus meeting fees	–	20,000 annually at Fair Market Value on Date of Grant, Immediately Vested	–	–	–

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. No member of the Compensation Committee of our Board of Directors serves or has served as an officer or employee of Wilson Holdings.

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2007, and as adjusted to reflect the sale of the common stock offered by this prospectus (assuming no purchase of such offered common stock by an existing stockholders, directors or officers), by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our current executive officers and directors; and
•	all of our directors and executive officers as a group.

For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Ownership percentages reflected are calculated based on 18,055,538 shares of common stock issued and outstanding as of the date hereof and include securities exercisable to purchase shares of common stock or convertible into shares of common stock only for the holder of such derivative securities. We also currently have outstanding options to purchase 925,000 shares of common stock, warrants to purchase 1,157,187 shares of our common stock at an exercise price of $2.00 per share, and convertible promissory notes which can be converted into 8,375,000 shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Directors and Executive Officers:
Clark N. Wilson (1)	12,699,889	69.4%
Jay Gouline (2)	30,000	*
Sidney Christopher Ney (2)	40,000	*
Barry A. Williamson (2)	40,000	*
Arun Khurana (2)	125,000	*
David Goodrum (2)	150,000	*
Bob Antle (2)	150,000	*
All Directors and Executive Officers (7 persons)	13,234,889	70.3%

Other 5% Stockholders:
Tejas Securities Group, Inc. 401(k) Plan & Trust FBO John J. Gorman, John J. Gorman TTEE (3)	4,025,213	21.1%
Grandview LLC (4)	1,890,625	9.5%
LC Capital Master Fund (5)	2,168,804	9.9%

*	Indicates ownership of less than 1%.

_____________

(1)

Includes 100,000 shares issuable upon exercise of stock options, 125,000 shares issuable upon the conversion of convertible promissory notes, and 14,063 shares issuable upon the exercise of warrants. Includes 1,000,000 shares held by certain trusts for the benefit of Mr. Wilson’s minor children. Mr. Wilson does not have voting or dispositive power over such shares and Mr. Wilson disclaims beneficial ownership of such shares.

(2)	All shares listed as owned are issuable upon exercise of stock options.
(3)	Includes 900,000 shares issuable upon conversion of convertible promissory notes and 101,250 shares issuable upon the exercise of warrants.

(4)	Share ownership pursuant to Schedule 13D/A filed October 3, 2006. All shares listed as owned are issuable upon conversion of convertible promissory notes and the exercise of warrants.
(5)

Shares ownership pursuant to Schedule 13D filed November 14, 2006. All shares listed as owned are issuable upon conversion of convertible promissory notes and the exercise of warrants. Pursuant to certain transactional documents, LC Capital Master Fund may only elect to convert that number of shares issuable upon conversion of its convertible promissory notes or exercise that number of shares issuable upon exercise of its warrants equal to 9.9% of our outstanding common stock.

Certain Relationships and Related Transactions

In 2004, Clark N. Wilson became the sole remaining partner of Athena, a predecessor entity to Wilson Family Communities, Inc., or WFC. On May 31, 2005, Athena merged with WFC and the remaining Athena assets and partnership interests were exchanged for 9,000,000 shares of WFC common stock. Also at the time of the merger, trusts belonging to various members of Mr. Wilson’s family purchased 1,000,000 shares of common stock of WFC for $60,000.

In March 2005, three trusts for the benefit of Clark Wilson’s minor children, but for which Mr. Wilson has no voting or dispositive power, purchased a promissory note for $279,800 from an unrelated third party. The land that underlies the promissory note was sold to Athena by the unrelated third party that sold the promissory notes to the three trusts. The notes are secured by approximately 15 acres of land originally purchased by Athena. The terms of the notes payable to the trusts remained the same as the prior note issuer with interest at 8% per annum, but the maturity date was changed from October 7, 2008 to April 4, 2006, and then further extended to April 4, 2008 when the entire principal and interest will be due and payable.

In June 2005, Clark N. Wilson, our President and CEO and a director, purchased 2,200,000 shares of Series A Convertible Preferred Stock from WFC for $1.00 per share. These shares were converted into 2,200,000 shares of our common stock at the time of the merger of WFC into our company. In September 2006, Mr. Wilson purchased $250,000 in principal amount of convertible promissory notes in a financing which raised gross proceeds to us of $6.75 million.

In December 2005, John Gorman, one of our 5% stockholders, purchased $800,000 in principal amount of convertible promissory notes in a financing which raised gross proceeds to us of $10 million. In September 2006, Mr. Gorman purchased $1 million in principal amount of convertible promissory notes in a financing which raised gross proceeds to us of $6.75 million.

In August 2005, WFC repaid $121,000 that Mr. Wilson had advanced to Athena prior to its merger with WFC for working capital. In October 2005, WFC repaid the remaining $140,000 advanced by Mr. Wilson to Athena.

During 2005, Mr. Wilson’s brother provided services to us of approximately $36,000. During 2006, Mr. Wilson’s brother provided services to us for which he was paid approximately $20,000. These services were primarily related to the development of information systems for us. Management believes that these services were provided at fair market value.

Prior to becoming CFO, Arun Khurana provided his services and the services of other professionals to us through the consulting firm of Izon Consulting LLC (aka Khurana LLC). Izon Consulting LLC received payments of approximately $66,000 and $264,000 for the years ended 2005 and 2006, respectively. The services provided included SEC and financial statement document preparation, and various accounting and consulting projects. Donald Turner, a partner in Izon Consulting LLC, also provided services during the same periods and was compensated out of the amounts paid to Izon Consulting LLC.

Real Property Purchase

SGL Development, Ltd. and SGL Investments, Ltd., referred to together as SGL, were owners of approximately 736 acres of undivided land in Hays County, Texas. Clark N. Wilson directly and beneficially (through Steamboat Joint Venture) owned 13.59% of the property and John O. Gorman indirectly owned 12.33% of the property. In June 2005, SGL distributed to Mr. Wilson and Mr. Gorman their beneficial ownership in the property which they sold to WFC in exchange for 1,260,826 and 1,143,963, respectively, of the 2,404,789 preferred shares issued by WFC in the transaction. SGL then sold the remaining property, approximately 74.08%, to WFC in exchange for notes payable of approximately $6.9 million. We believe that WFC purchased the property at fair market value due to the price paid for the preferred stock by the other parties involved in the transaction. The notes payable issued had principal and interest due at maturity on June 30, 2006, with interest at the prime rate as reported in The Wall Street Journal adjusted for changes, for the first six months, prime rate plus 2.00% for the second six months and prime rate plus 2.25% thereafter with an exercise of an extension period of 90 days on the notes if the notes are not in default. The interest rate on the notes increased to 9.75% as of March 31, 2006. The notes are secured by the entire property acquired. There is a provision for partial releases of the land, lots, and tracts, with assignments ranging from 100% to 140% of the par value per acre as a condition of the releases.

As of June 2006, we had repaid approximately $700,000 in principal through the sale of acreage lots and during June 2006, we refinanced the loan balance of $6.2 million with a financial institution.

Agreements with Tejas Securities Group, Inc.

In connection with the placement of $10.0 million of our convertible promissory notes in December 2005, we entered into an agreement with Tejas Securities Group, Inc. pursuant to which Tejas served as our Placement Agent in connection with the offering. Pursuant to this agreement, we paid Tejas $450,000 in cash and granted a warrant to Tejas to purchase 750,000 shares of our common stock. In connection with the placement of an additional $6.75 million of our convertible promissory notes in September 2006, we entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas served as our Placement Agent in connection with the offering. Pursuant to this agreement, we paid Tejas commissions of $70,000 and have reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,043,963 shares of our common stock. In December 2006, Tejas exercised the warrant we issued to them in connection with the December 2005 private placement pursuant to the net-exercise provision of the warrant. We issued 348,913 shares of common stock to them in connection with their complete exercise of this warrant.

Clark N. Wilson, who serves as our President and Chief Executive Officer and is a director, has served on the board of directors of Tejas Incorporated, since October 1999, and is compensated for such service. Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 10,000 shares of common stock.

Barry A. Williamson is a member of our Board of Directors and, until January 31, 2006, was a member of the board of directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-elected to the Board of Tejas Incorporated in November 2006.

Employment Agreements

On February 14, 2007, we entered into an employment agreement with Clark N. Wilson, our President and Chief Executive Officer. In the event of the involuntary termination of Mr. Wilson’s service with us, the agreement provides for monthly payments equal to Mr. Wilson’s monthly salary payments to continue for 12 months. The agreement contains a provision whereby Mr. Wilson is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which we are conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction.

On February 14, 2007, we entered into an employment agreement with Arun Khurana, our Chief Operating Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Khurana will receive a grant of options in an amount to be determined following the retention of a third-party compensation consultant and approval by the Compensation Committee. The agreement contains a provision whereby Mr. Khurana is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which we are conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction. Mr. Khurana’s employment is not restricted as to the provision of financial and accounting services. In the event of the involuntary termination of Mr. Khurana’s service with us, the agreement provides for monthly payments equal to Mr. Khurana’s monthly salary as well as his benefits (including health insurance) to continue for twelve months following such termination and the immediate vesting of Mr. Khurana’s options to purchase our common stock.

Item 10.	Principal Accountant Fees and Services.

Following our merger with Wilson Family Communities, Inc., our Audit Committee appointed the firm of Helin, Donovan, Trubee & Wilkinson, LLP (now PMB Helin, Donovan, LLP) as our independent auditors for the fiscal years ended December 31, 2006 and 2005. Chisholm, Bierwolf & Nilson, LLC served in that capacity for the fiscal year ended December 31, 2004.

Audit Matters

The following is a summary of the fees billed to Wilson Holdings for professional services rendered for the years ended December 31, 2006 and December 31, 2005:

Fee Category	Fiscal 2006	Fiscal 2005
Audit Fees	$131,775	25,050
Audit-Related Fees	-	-
Tax Fees	3,500	-
All Other Fees	-	-
Total Fees	$135,275	25,050

The aggregate fees included in the Audit Fees category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees for each of the other categories are fees billed in the fiscal years.

Audit Fees. Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-KSB and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB. Audit fees in 2006 consisted of $131,775 and audit fees in 2005 consisted of $25,050, in each case as billed to us by PMB Helin, Donovan, LLP, formerly known as Helin, Donovan, Trubee & Wilkinson LLP.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financials statements that are not already reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services included the preparation of our tax returns and work performed which was related to our change in independent auditors. We had Tax Fees of approximately $3,500 in 2006 and none in 2005.

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

WILSON HOLDINGS, INC.

	By:	/s/ Clark Wilson
Clark Wilson
Date: February 16, 2007		President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Clark Wilson and Arun Khurana, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2007.

Name	Title
/s/ Clark Wilson	President, Chief Executive Officer and Director
Clark Wilson	(Principal Executive Officer)
/s/ Arun Khurana	Chief Operating and Financial Officer
Arun Khurana	(Principal Financial and Accounting Officer)
/s/ Jay Gouline	Director
Jay Gouline
/s/ Sidney Christopher Ney	Director
Sidney Christopher Ney
/s/ Barry A. Williamson	Director
Barry A. Williamson

EXHIBIT INDEX

LIST OF EXHIBITS

Exhibit No.	Description
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

10.3+	Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
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

10.8	Form of Warrant (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)
10.9	Warrant issued by Registrant to Tejas Securities (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)
10.10*+	Employment Letter Agreement dated February 14, 2007 by and between Registrant and Clark Wilson
10.11*+	Employment Letter Agreement dated February 14, 2007 by and between Registrant and Arun Khurana
24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32*	Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

+ Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wilson Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wilson Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ equity and stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with generally accepted accounting principles in the United States of America.

PMB HELIN, DONOVAN, LLP

/s/ PMB Helin, Donovan, LLP

Austin, Texas

February 12, 2007

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$2,673,056	10,019,816
Restricted cash	2,192,226	-
Inventory
Land	20,735,131	12,299,872
Construction in progress	10,020,847	655,145
Total inventory	30,755,978	12,955,017
Other assets	196,195	48,056
Debt issuance costs, net of amortization	1,458,050	1,420,669
Equipment and software, net of accumulated depreciation and amortization of $46,358 and $4,961, respectively	97,956	70,875
Total assets	37,373,461	24,514,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	1,376,117	111,275
Accrued real estate taxes payable	454,764	148,162
Accrued expenses	529,090	135,168
Accrued interest	302,555	237,592
Deferred revenue	11,223	11,223
Lines of credit	6,436,706	253,945
Notes payable	9,466,621	6,683,879
Notes payable, related party	279,800	279,800
Subordinated convertible debt, net of $8,196,014 and $5,002,500 discount, respectively	8,395,876	4,997,500
Derivative liability, convertible note compound embedded derivative	7,462,659	4,500,000
Derivative liability, contingent warrants issued to subordinated convertible debt holders	1,883,252	675,000
Total liabilities	36,598,663	18,458,944

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 80,000,000 shares authorized, 18,055,538 and 17,706,625 shares issued and outstanding at December 31, 2006 and 2005, respectively	18,056	17,707
Additional paid in capital	16,809,885	7,697,868
Retained deficit	(16,053,143)	(1,660,086)
Total stockholders’ equity	774,798	6,055,489
Total liabilities and stockholders’ equity	$37,373,461	24,514,433

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Homebuilding and related services	$5,217,564	-	-
Land sales	1,516,952	255,000	-
Total revenues	6,734,516	255,000	-

Cost of revenues:
Homebuilding and related services	4,346,186	-	-
Land sales	1,070,856	114,587	-
Total cost of revenues	5,417,042	114,587	-

Gross profit:
Homebuilding and related services	871,378	-	-
Land sales	446,096	140,413	-
Total gross profit	1,317,474	140,413	-

Costs and expenses:
Corporate general and administration	4,352,999	1,199,577	48,296
Sales and marketing	817,595	224,936	-
Total costs and expenses	5,170,594	1,424,513	48,296
Operating loss	(3,853,120)	(1,284,101)	(48,296)
Other income (expense):
Loss on fair value of derivatives	(8,469,457)	(172,500)	-
Interest and other income	290,335	100,345	26
Interest expense	(2,360,815)	(358,188)	(10,793)
Total other expense	(10,539,937)	(430,343)	(10,767)
Net loss	$(14,393,057)	(1,714,443)	(59,063)

Basic and diluted loss per share	$(0.81)	(0.22)	-

Basic and diluted weighted average common shares outstanding	17,711,405	7,755,646	-

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Partners’ Equity and Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

		Series A Preferred Stock			Common Stock
	Partners’ Equity	Shares	Amount	Additional Paid In Capital	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2003	$ -	-	$ -	$ -	-	$ -	$ -	$ -	$ -
Contributions	131,706	-	-	-	-	-	-	-	131,706
Net Loss	(59,063)	-	-	-	-	-	-	-	(59,063)
Balances at December 31, 2004	72,643	-	-	-	-	-	-	-	72,643
Net loss through May 31, 2005	(54,357)	-	-	-	-	-	-	-	(54,357)
Common Stock issued in exchange for Cash and Partnership interests	(18,286)	-	-	-	9,000,000	9,000	9,286	-	-
Sale of Common Stock	-	-	-	-	1,000,000	1,000	59,000	-	60,000
Sales of Series A Convertible Preferred Stock	-	4,400,000	4,400	4,395,600	-	-	-	-	4,400,000
Series A Preferred Stock exchanged for land	-	2,404,789	2,405	2,402,384	-	-	-	-	2,404,789
Preferred Stock exchanged for Common Stock	-	(6,804,789)	(6,805)	(6,797,984)	6,804,789	6,805	6,797,984	-	-
Shares Issued in Merger	-	-	-	-	901,836	902	(902)	-	-
Warrants issued for transaction costs for subordinated convertible debt	-	-	-	-	-	-	832,500	-	832,500
Net loss from June 1 through December 31, 2005	-	-	-	-	-	-	-	(1,660,086)	(1,660,086)
Balances at December 31, 2005	-	-	-	-	17,706,625	17,707	7,697,868	(1,660,086)	6,055,489
Stock-based compensation expense	-	-	-	-	-	-	544,866	-	544,866
Warrants issued at fair value	-	-	-	-	-	-	1,117,500	-	1,117,500
Recharacterization of derivative liabilities to equity	-	-	-	-	-	-	7,450,000	-	7,450,000
Cashless exercise of warrants	-	-	-	-	348,913	349	(349)	-	-
Net loss	-	-	-	-	-	-	-	(14,393,057)	(14,393,057)
Balances at December 31, 2006	$ -	-	$ -	$ -	18,055,538	$ 18,056	$ 16,809,885	$(16,053,143)	$ 774,798

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(14,393,057)	(1,714,443)	(59,063)
Non cash adjustments:
Loss on fair value of derivative liability	8,469,457	172,500	-
Amortization of subordinated convertible debt discount	917,330	-	(95,554)
Amortization of debt issuance costs	216,037	-	-
Stock-based compensation expense	544,866	-	-
Depreciation and amortization	55,577	4,961	-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(10,935,701)	(3,283,886)	-
Increase in other assets	(148,139)	(48,056)	-
Increase in accounts payable	1,264,842	111,276	-
Increase in accrued real estate taxes payable	305,902	148,862	-
Increase in accrued expenses	218,904	135,108	9,134
(Decrease) increase in deferred revenue	(11,223)	5,641	-
Increase in accrued interest	64,963	232,380	-
Net cash used in operating activities	(13,255,224)	(4,235,657)	(145,483)
Cash flows from investing activities:
Purchase of fixed assets	(82,658)	(75,836)	-
Net cash used in investing activities	(82,658)	(75,836)	-
Cash flows from financing activities:
Increase in restricted cash	(2,192,226)	-	-
Issuance (repayments) of notes payable related parties, net	-	(21,000)	21,000
Issuances (repayments) of notes payable, net	(908,579)	217,591	-
Partnership contributions	-	-	131,706
Advances on lines of credit, net of repayments	2,595,345	253,945	-
Proceeds from issuance of subordinated convertible debt	6,750,000	10,000,000	-
Proceeds from common stock sales	-	60,000	-
Proceeds from issuance of Series A convertible preferred stock	-	4,400,000	-
Cash paid for debt issuance costs	(253,418)	(588,170)	-
Net cash provided by financing activities	5,991,122	14,322,366	152,706
Net increase (decrease) in cash and cash equivalents	(7,346,760)	10,010,873	7,223
Cash and cash equivalents at beginning of period	10,019,816	8,943	1,720
Cash and cash equivalents at end of period	$2,673,056	10,019,816	8,943
Cash paid for interest	$1,519,168	96,168	-
Cash paid for income taxes	$-	-	-

Supplemental disclosures of cash flow information:
Notes payable issued for land	$3,266,621	6,890,988	279,800
Line of credit issued for land	3,587,416	-	-
Preferred stock issued for land	-	2,404,789	-
	$6,854,037	9,295,777	279,800
Common stock exchanged for partnership interests	$-	18,286	-
Warrants issued for subordinated convertible debt transaction costs	$1,117,500	1,087,500	-
Cashless exercise of warrants	$349	-	-

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(1)	Organization and Business Activity

Wilson Holdings, Inc., (the “Company”) is a Nevada corporation formerly known as Cole Computer Corporation, a Nevada corporation. Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Wilson Holdings, Inc., a Delaware corporation and a majority of its stockholders, Wilson Acquisition Corp., a Delaware corporation and now, a Subsidiary of the Company and Wilson Family Communities, Inc., a Delaware corporation (“WFC”), Wilson Acquisition Corp. and WFC merged and WFC became a wholly-owned Subsidiary of the Company. The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “WSHD.OB”.

The Company is currently focused on making strategic land acquisitions, developing residential communities and, beginning in June 2007, building and selling homes.

•

Land Acquisition and Development: The core of the Company’s business plan is to secure land strategically, based on its understanding of population growth patterns and infrastructure development. In tandem with its land acquisition efforts and based upon its strategic market analysis, the Company plans to subcontract for the preparation of land for development. They seek to add value to the land through the process of development, which may include permitting and constructing water and wastewater infrastructure, master-planning of the community, and the construction of roads and community amenities. The Company also plans to sell entitled land to others for development. The Company anticipates offering assistance and site-specific analysis to land owners desiring to maximize land values. Such analysis can help owners design neighborhoods with pocket parks, natural space and varying lot sizes to attract a broader range of buyers, accelerating the absorption of the subdivision and thereby maximizing value.

•

Homebuilding and Related Services: Currently the Company is not engaged in homebuilding. It expects to commence homebuilding in June 2007. The Company intends to build homes on portions of its land currently under development. Its home designs will be selected and prepared for each of its markets based on local community tastes and preferences of homebuyers. Substantially all of the Company’s construction work will be performed by subcontractors. Subcontractors will be retained for specific subdivisions pursuant to contracts which the Company plans to enter into during 2007. The Company plans to enter into homebuilding under the name Green Builders, Inc. It currently has an option to purchase the local homebuilding company Green Builders, Inc. Under the terms of the option, the Company has an exclusive right to purchase Green Builders for a period of two years at a “fair market price” as agreed to by both parties or based on an independent valuation on the date of purchase. Green Builders is a local homebuilding company which built four homes in central Texas in 2006. Our strategy on homebuilding is to build homes which are environmentally responsive, resource efficient, and culturally sensitive.

(2)	Summary of Significant Accounting Policies
	(a)	Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred. The balance sheet has been changed to a non-classified presentation to conform to standard industry practices. Certain prior year balances have been reclassified to conform to the 2006 presentation.

(b)	Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. At December 31, 2006 and 2005, the Company’s cash and cash equivalents consisted of money market funds which are secured by high quality short-term securities, totaling approximately $1.7 million, $9.9 million, respectively.

The Company has restricted cash of approximately $2.2 million with a financial institution as part of a $15.5 million land and development loan. During February 2007, the restricted cash was released by the bank.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(2)	Summary of Significant Accounting Policies (continued)
	(c)	Consolidation of Variable Interest Entities

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

(d)	Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value. Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, advances to builders and capitalized interest and real estate taxes incurred during development and construction phases.

(e)	Land Held Under Option Agreements Not Owned

In order to ensure the future availability of land for development, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. Lot option payments are initially capitalized as inventory costs. If the lot option is exercised the option cost is included in the cost of the land acquired. At the earlier of the time that it is determined that the lot option will not be exercised or, at the date the lot option expires, the cost of the lot option will be expensed. As of December 31, 2006 and 2005, there were $451,000 and $345,745, respectively, of cash deposits included in the Land account on the Balance Sheet of which approximately $451,000 and $245,000, respectively, are non-refundable and subject to forfeiture should the Company not exercise the agreements.

(f)	Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and homes are capitalized as inventory while they are being actively developed. As of December 31, 2006, approximately $46,000 of estimated real estate taxes and approximately $241,000 of interest are included in inventory. As of December 31, 2005, approximately $151,000 of estimated real estate taxes and an immaterial amount of interest are included in inventory.

(g)	Revenue Recognition

Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Revenues from land development services to builders are recognized when the properties associated with the services are sold, when the risks and rewards of ownership are transferred to the buyer and when the consideration has been received, or the title company has processed payment. For projects that are consolidated, homebuilding revenues and services will be categorized as homebuilding revenues and revenues from property sales or options will be categorized as land sales.

(h)	Income Taxes

Prior to the merger of Athena with WFC at May 31, 2005, Athena was a partnership and therefore did not have income taxes as the income and losses passed through to the partners. Also, the VIEs are pass through entities. Since the merger, income taxes are accounted for in

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies (continued)

accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date. A valuation allowance is recorded for the entire deferred tax assets due to the uncertainty of the net realizable value of the asset.

(i)	Advertising Costs

The Company has incurred advertising, marketing and promotion costs as part of the sales efforts to market the real estate for sale and services offered. These costs, including the cost of developing and printing various brochures and mail out documents, are expenses as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $87,000, $15,000, and $0 of advertising costs, respectively.

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

The Company has three of its properties which are in Municipal Utility Districts (MUDs). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, the Company expects to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay the Company, once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold within the MUD, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs. The Company has estimated that it will recover approximately 50% to 70% of eligible costs spent through December 31, 2006 which total approximately $1.8 million. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

(l)	Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which consist primarily of equipment and software, and real estate inventory for impairment according to whenever events or changes in

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies (continued)

(l)	Impairment of Long-Lived Assets (continued)

circumstances indicate. Inventory is stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Equipment and software is carried at cost less accumulated depreciation. The Company assesses these assets for recoverability in accordance with the provisions of statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in 2006 or 2005.

(m)	Loss per Common Share

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

The Company has issued stock options, warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at December 31, 2006 and 2005 because the effect would be anti-dilutive as summarized in the table below:

	2006	2005
Stock options	925,000	780,000
Common stock warrants	1,283,750	1,500,000
Subordinated convertible debt warrants	8,375,000	5,000,000
Total	10,583,750	7,487,000

During 2004, there were no shares of common stock outstanding.

(n)	Financial Instruments and Credit Risk

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

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies (continued)

(o)	Concentrations

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

The Company is also dependent upon a limited number of homebuilder services customers which are subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from two customers accounted for 66% and 34%, respectively, of the total homebuilding revenue for the year ended December 31, 2006. There were no homebuilding service revenues for the year ended December 31, 2005 and 2004.

During the year ended December 31, 2006, home sales accounted for approximately 77% of revenues at a gross profit margin of approximately 17%. One client has seven unsold homes that it expects to complete and sell during the first quarter of 2007. The client does not expect to continue building homes under its current builder services agreement. The client has a note payable to the Company of approximately $165,000. The Company may not be able to recover the full amount of this note forcing it to pursue collection activities and a write off for the entire amount. In addition to the note payable, the Company may need to provide funds to complete the construction and sale of the homes the client currently has under construction and for sale. The Company has accrued approximately $50,000 for this contingency. All of the homebuilding revenues were generated by two VIEs consolidated into our operating results, which have not performed as expected. Homebuilder services revenues are eliminated in the consolidation of the Company’s financial statements as cost of revenues to the Company’s VIEs.

(p)	Subordinated Convertible Debt

The subordinated convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”. Company has obtained an independent third party valuation as of the date of subordinated convertible debt issuances and as of December 31, 2005 to determine the fair market value of its common stock. Management determined that the price of stock quoted on the Over-the-Counter Bulletin Board was not reflective of the market price of the stock as of those days due to insufficient trading and a lack of public information regarding Company financial performance. Beginning with the quarter ended September 30, 2006, the Company determined that there was enough public float available to provide sufficient information about the Company to the public, and it began using the stated Over-the-Counter Bulletin Board as the market price of its common stock.

(q)	Derivative Financial Instruments

Wilson Holdings accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies (continued)

q)	Derivative Financial Instruments (continued)

However, if quoted market prices are not available, Wilson Holdings estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the convertible note in the consolidated financial statements are subject to the changes in the trading value of Wilson Holdings common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of Wilson Holdings common stock, the amount of shares converted by subordinated convertible debt holders in connection with the subordinated convertible notes and exercised in connection with the subordinated convertible debt holders’ penalty warrants. Consequently, the consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than Wilson Holdings operating revenues and expenses. See Note 10 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2006 and 2005, were not designated as hedges. There were no derivative financial instruments held by the Company as of December 31, 2004.

(r)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net losses of approximately $545,000 for the year ended December 31, 2006. Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method under “Accounting Principles Board Opinion No. 25.”

If the Company had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with SFAS No. 123, net income and earnings per share for the year ended December 31, 2005 would have changed to the pro forma amounts indicated below:

2005
Net loss as reported	$(1,714,443)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(123,479)
Pro forma net loss	$(1,837,922)
Net loss per share
Basic and diluted - as reported	$(0.22)
Basic and diluted - pro forma	$(0.23)

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended 2006: risk free interest rate of 4.25% to 4.75%, dividend yield of 0%, weighted-average life of options of 5 years, and a 60% volatility factor. For the year ended 2005, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 5 years, and a 60% volatility factor.

During 2004, the Company had no stock compensation plan.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies (continued)

(s)	Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in the first quarter of fiscal 2007, and management currently does not expect the impact to be material to its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP will have a material effect upon the Company’s financial statements. The pro forma below shows the effect of the new FSP on the 2006 financial results, had the FSP been effective during 2006:

	As Presented	Pro Forma	Difference
Net loss	$(14,393,057)	(5,125,384)	9,267,673
Convertible notes, net of discount	$8,395,876	15,491,410	7,095,534
Derivative liabilities	$9,345,911	-	(9,345,911)
Stockholders’ equity	$774,798	9,267,673	8,492,875
(3)	Inventory

The Company’s inventory includes real estate held for sale or development and land, which includes real estate under development, development costs, prepaid development costs, development costs on land under option but not yet owned, and earnest money on land purchase options. As of December 31, 2006, it had approximately 2,430 acres of land under contract, including 749 acres under development and construction in Hays County, Travis County and Williamson County, Texas. Earnest money deposits for

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(3)  Inventory (continued)

land costs and development costs on land under option, not owned, totaled $451,000 at December 2006, all of which is non-refundable if the Company does not exercise the option and purchase the land. At December 31, 2005, earnest money deposits for land options were approximately $345,745 of which $245,000 was non-refundable. Below is a summary of the property that is owned or under contract by the Company at December 31, 2006:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at December 31, 2006 (thousands)	Approximate Acreage under Development	Texas County
Rutherford West	697	697	n/a	$11,251	697	Hays
Highway 183	15	15	n/a	377	-	Travis
Georgetown Village	665	52	613	5,342	52	Williamson
Villages of New Sweden	534	534	-	10,120	-	Travis
Elm Grove	91	30	61	1,755	-	Hays
Bohls Ranch	428	-	428	1,011	-	Travis
Other land projects	-	-	-	52
Sub-total land	2,430	1,328	1,102	29,908	749
Homebuilding inventory	-	-	-	837	-
Total inventory	2,430	1,328	1,102	$30,745	749

The land costs in the above projects are Rutherford West, approximately $9.3 million, Highway 183 is all land, Georgetown Village, approximately $1.5 million, and Elm Grove, approximately $1.3 million. All other land and project costs for listed properties are associated with earnest money deposits, feasibility and development.

Below is a summary of the property that is owned or under contract by the Company at December 31, 2005:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at December 31, 2005 (thousands)	Approximate Acreage under Development	Texas County
Rutherford West	732	732	n/a	$9,592	-	Hays
Highway 183	15	15	n/a	388	-	Travis
Georgetown Village	665	52	613	1,614	52	Williamson
Villages of New Sweden	534	-	534	270	-	Travis
Elm Grove	91	-	91	50	-	Hays
Other land projects	-	-	-	1,041
Sub-total land	2,040	799	1,238	12,218	784
Homebuilding inventory	-	-	-	737	-
Total inventory	2,040	799	1,238	$12,955	784

All of the costs for land and project costs in the above table are land costs with the exception of Elm Grove and other land projects which are associated with earnest money, feasibility and development.

(4)	Consolidation of Variable Interest Entities

The Company exercises significant influence over, but holds no controlling interest in our homebuilder clients. It bears the majority of the rewards and risk of loss. At December 31, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), (Note 2 (a)) that it has a significant, but less than controlling, interest in the entities. The results of these clients have been consolidated into its financial statements.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(4)      Consolidation of Variable Interest Entities (continued)

Below is a summary of the effect of the consolidation of these entities for the year ended December 31, 2006:

	Year Ended December 31, 2006
	WFC	VIEs	Consolidating entries		Consolidated
Revenues	$2,592,878	5,229,564	(1,087,926)	(a)	6,734,516
Expenses
Cost of Revenues	1,654,436	4,850,532	(1,087,926)	(a)	5,417,042
General, administrative, sales and marketing	4,674,060	342,467	154,067	(b)	5,170,594
Costs and expenses before interest	6,328,496	5,192,999	(933,859)		10,587,636
Operating income/(loss)	$(3,735,618)	36,565	(154,067)		(3,853,120)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

(b) Loss of VIEs.

No VIEs were consolidated into the operating results during the years ended December 31, 2005 and 2004.

(5)	Operating and Reporting Segments

The Company has two reporting segments: Homebuilding and Related Services, and Land Sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales and services provided to homebuilders. The Company does not build or sell homes but is required to consolidate its homebuilder services clients per FIN 46(R), (Note 4). The Company identifies the clients it consolidates as “VIEs”. Land sales consist of land in various stages of development sold, including finished lots. The Company eliminates land sales to its homebuilder clients. The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

During the year ended December 31, 2004, the Company had no significant operations. The following table presents segment operating results before taxes for the years ended December 31, 2006 and 2005:

	2006			2005
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$5,217,564	1,516,952	6,734,516	-	255,000	255,000
Costs and expenses:
Cost of revenues	4,346,186	1,070,856	5,417,042	-	114,587	114,587
Selling, general and administrative	3,342,924	1,827,670	5,170,594	63,477	483,200	546,677
Loss of fair value of derivatives	-	8,469,457	8,469,457	-	-	-
Interest & other income	(129,840)	(160,495)	(290,335)	-	(44,122)	(44,122)
Interest expense	907,716	1,453,099	2,360,815	-	144,710	144,710
Total costs and expenses	8,466,986	12,660,587	21,127,573	63,477	698,375	761,852
Loss before taxes	$(3,249,422)	(11,143,635)	(14,393,057)	(63,477)	(443,375)	(506,852)
Segment Assets	$4,293,166	33,080,295	37,373,461	-	14,092,338	14,092,338
Capital expenditures	$81,229	1,429	82,658	46,406	29,430	75,836

(6)	Related Party Transactions

In 2004, Clark N. Wilson, the Company President and Chief Executive Officer, became the sole remaining partner of Athena Equity Partners-Hays, L.P., a Texas limited partnership. On May 31, 2005 Athena merged with WFC and the remaining Athena assets and partnership interests were exchanged for 9,000,000 shares of WFC common stock. In addition, at the time of the merger, trusts belonging to various members of the Wilson family purchased 1,000,000 shares of WFC common stock for $60,000.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(6)	Related Party Transactions (continued)

In March of 2005, some of the trusts belonging to the Wilson family purchased a note for approximately $280,000 from a third party that is secured by approximately 15 acres of land. At the time of purchase, the terms of the note payable to the trusts belonging to family members of Clark Wilson remained the same at 8% per annum but the maturity date was changed from October 7, 2005 to April 4, 2006 when the entire principal and interest would be due and payable. On March 29, 2006, the note was extended for two years, changing the maturity date to April 4, 2008 (Note 10).

In June 2005, Clark N. Wilson, President and CEO of the Company and another investor purchased 2,200,000 and 2,000,000 shares, respectively, of Series A Convertible Preferred Stock from WFC for $1.00 per share.

In August 2005, WFC repaid $121,000 that Mr. Wilson had advanced to WFC before the merger with Athena for working capital. In October 2005, WFC repaid the remaining $140,000 advanced by Mr. Wilson to WFC.

In 2005, WFC obtained a line of credit of $2 million that was personally guaranteed by Mr. Wilson. The personal guarantee was released during May 2006.

During the twelve months ended December 31, 2006, Mr. Wilson’s brother provided services to the Company for which he was paid approximately $20,000. These services were primarily related to the development of information systems for the Company. Management believes that these services were provided at fair market value.

Real Property Purchase

SGL Development, Ltd. and SGL Investments, Ltd., (collectively, “SGL”) were owners of approximately 736 acres of undivided land in Hays County, Texas. Clark N. Wilson directly and beneficially (through Steamboat Joint Venture) owned 13.59% (the “Wilson Beneficial Interest”) of the property and John O. Gorman indirectly owned 12.33% (the “Gorman Beneficial Interest”) of the property. In June 2005, SGL distributed to Mr. Wilson and Mr. Gorman their beneficial ownership in the property which they sold to WFC in exchange for 1,260,826 and 1,143,963, respectively, of the 2,404,789 preferred shares issued by WFC in the transaction. SGL then sold the remaining property, approximately 74.08%, to WFC in exchange for notes payable of approximately $6.9 million. The Company believes that WFC purchased the property at fair market value due to the price paid for the preferred stock paid by the other parties involved in the transaction. The notes payable issued had principal and interest due at maturity on June 30, 2006, with interest at the prime rate as reported in the Wall Street Journal adjusted for changes, (“Prime Rate”) for the first six months, Prime Rate plus 2.00% for the second six months and Prime Rate plus 2.25% with an exercise of an extension period of 90 days on the notes if the notes are not in default. The interest rate on the notes increased to 9.75% as of March 31, 2006. The notes were secured by the entire property acquired. There is a provision for partial releases of the land, lots, and tracts, with assignments ranging from 100% to 140% of the par value per acre as a condition of the releases.

During June 2006, the Company refinanced the loan balance of $6.2 million with a financial institution (Note 10).

Issuance of Convertible Debt

As part of the December 2005 subordinated convertible debt issuance discussed in Note 10, an existing common stock investor purchased $800,000 of the $10 million of subordinated convertible debt that was issued. As part of the subordinated convertible debt 2006 discussed in Note 10, existing common stock investors purchased $1.0 million of the $6.75 million subordinated convertible debt that was issued.

In connection with the placement of an additional $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas commissions of $70,000 and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated (Tejas), the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,088,963 shares of our common stock. Clark N. Wilson, who serves as our

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(6)       Related Party Transactions (continued)

President and Chief Executive Officer and is a director of the Company, has served on the board of directors of Tejas Incorporated, since October 1999, and is compensated for such service. Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 10,000 shares of common stock. Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

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

In September 2006, the Company’s CEO purchased $250,000 of subordinated convertible debt under the same terms and conditions as the others participating in the issuance (Note 10).

In December 2006, Tejas Securities Group, Inc exercised 535,000 warrants which were exercisable at $2.00 per share, in a cashless exercise netting the warrant holder 348,913 shares of common stock.

(7)	Liquidity and Capital Resources

Liquidity

The Company had approximately $4.8 million in cash and cash equivalents at December 31, 2006 of which approximately $2.2 million was restricted. It plans to commit several million dollars in cash to exercise option rights to purchase land, develop land and guarantee certain payments regarding the development of the optioned land over the next year. The Company estimates that its future needs for development of its existing projects over the next twelve months is approximately $23 million with approximately $16 million coming from anticipated bank financing.

At December 31, 2006, the Company had secured lines of credit totaling approximately $25.5 million. It had approximately $6.4 million drawn against these lines of credit, which will be repaid as finished lots and completed homes are sold. Approximately $600,000 of the lines of credit liability relate to VIEs that had drawn on lines of credit, guaranteed by the Company, to build homes that will be repaid as the completed homes are sold. It currently does not expect to experience losses from these guarantees.

The Company plans on investing approximately $23 million for the purchase of land, installment payments, options fees and development costs over the next year. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. It intends to and expects to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. The Company is actively seeking additional debt financing and intends to raise additional equity, possibly using joint venture financing as well as cash generated from lot and land sales, to finance these activities.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to provide financing or surety services to its homebuilder clients. Until it begins to sell an adequate number of lots and services to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain its liquidity, the Company has financed the majority of its land and development activities with debt and equity, and believes it can continue to do so in the future, through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity. The Company has engaged an investment banking firm to assist it in raising additional capital

The Company’s current short term financing is indexed to the prime rate, which could increase substantially in the future. An increase in interest rates could have a material adverse effect on its operations by increasing expenses and cash outlays, decreasing profitability or increasing losses, depleting cash and thereby making it difficult to meet its cash obligations, and make it unlikely that the Company could meet the borrowing criteria of future lenders.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(7)	Liquidity and Capital Resources (continued)

Liquidity (continued)

Land comprises the majority of the Company’s assets, which could suffer devaluation if the housing and real estate market suffers a significant downturn, due to interest rate increases or other reasons. Its debt might then be called, requiring liquidation of assets to satisfy its debt obligations or the use of its cash. A significant downturn could also make it more difficult for the Company to liquidate assets, to raise cash and pay off debts, which could have a material adverse effect upon it.

In the normal course of business, the Company enters into various land purchase option agreements that require earnest money deposits. In order for it to start or continue the development process on optioned land, it may incur development costs before it purchases the land. At December 31, 2006, the Company had capitalized development costs and earnest money deposits of $451,000, all of which is non-refundable if it does not exercise the option and purchase the land.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% Convertible Debt due December 1, 2012, with interest payments due May 1 and December 1 beginning in 2006 until converted. These interest payments will be paid from cash and total approximately $50,000 per year.

In September 2006, the Company issued $6.5 million and in October 2006, it issued an additional $25,000, totaling $6.75 million in aggregate principal amount of subordinated convertible debt notes due September 1, 2013, bearing interest at 5% per annum with semi-annual interest payments due February 1 and September 1 beginning in February 1, 2007. These interest payments will be paid from cash and total approximately $338,000 per year.

During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the line of credit is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provide letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in the Company’s contracts for sales of lots. Its current projects require pay down amounts of approximately $600,000 per quarter. The purchase price of the property was approximately $8.5 million, with $2.5 million of owner financing, $3.6 million from the bank loan and cash from us of approximately $2.4 million. The Company has invested an additional amount for development of the property of approximately $1.9 million. The debt has financial covenants which (1) require the Company to keep a debt to equity ratio of 2:1, and (2) keep liquid assets in excess of $7 million, except for 2006 and first and second quarters of 2007 in which it is required to maintain $4 million in liquid assets, which includes $2.2 million of restricted cash, in the financial institution. During February 2007, the Company obtained a release from the bank whereby its restricted cash was released, except for $315,000, and financial covenants for the third quarter of 2007 were modified requiring the Company to keep liquid assets of only $4 million. Should the Company be unable to raise additional capital, it will be in default of the bank’s covenants in 2007. As discussed in subsequent events, the Company has obtained a commitment letter from another lending source whereby the Company will refinance its existing facility. The Company will not be subject to any financial covenants with its new facility.

In December 2006, the Company paid cash and issued a note payable of $792,000 with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% (currently 8.75%) for the purchase of approximately 30 acres of land. The terms of the note payable call for interest only, payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. The note is secured by the real estate purchased. The note has the same covenants as the line of credit above and the bank has granted the same covenant changes and waivers. As discussed in subsequent events, the Company has obtained a commitment letter from another lending source whereby the Company will refinance the existing note.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(7)       Liquidity and Capital Resources (continued)

Capital Resources

During June 2006, the Company refinanced $6.2 million of notes. The terms of the new loan include a $6.2 million principal balance; an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months and required principal reductions of $800,000 per quarter beginning June 2007. Principal reductions from sales of real estate are credited towards the $800,000 per quarter requirement. As discussed in subsequent events, the Company has obtained a commitment letter from another lending source to refinance this note.

To address its cash needs, the Company has engaged an investment banker to assist it in raising capital. The Company has raised approximately $16.8 million of subordinated convertible debt. It raised $10 million of subordinated convertible debt in December 2005 maturing December 1, 2012, at 5% per annum with semi-annual interest payments due May and December, beginning in May 2006. In September 2005, the Company obtained a $2 million line of credit for interim construction financing which was paid at December 31, 2006. In March 2006, it obtained an additional construction loan of approximately $3.0 million, which will be repaid following completion, through lot sales. The Company must make cumulative principal reductions in the aggregate amount of approximately $494,000 every three months beginning in the fourth quarter of 2006. At December 31, 2006, it had drawn approximately $2.9 million with approximately $2.2 million owed at December 31, 2006. In September and October 2006, the Company issued an additional $6.75 million in aggregate principal amount of subordinated convertible debt notes due September 1, 2013, bearing interest at 5% per annum with semi-annual interest payments due February 1 and September 1 beginning in February 1, 2007. These interest payments will be paid from cash and total approximately $338,000 per year.

The Company also may participate in joint ventures to develop and secure additional land holdings, which would decrease the need for cash, compared to purchasing the property outright, but could pose other risks such as dependence on the financial condition of the joint venture partner, which would be disclosed upon reaching definitive agreements.

Based on current financial projections prepared by management, the Company expects to have adequate capital resources to execute on its existing projects for the year ending December 31, 2007. These financial projections are prepared based on assumptions and estimates which will significantly change during the year. Accordingly, no assurance can be made that the Company will have adequate capital to execute on its current business strategy during 2007.

(8)	Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company plans to enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own, before it exercises its option agreement. At December 31, 2006, the Company had capitalized development costs of $2.5 million, all of which is non-refundable if the Company does not exercise the option and purchase the underlying land.

In December 2006, the Company made a non-refundable payment of $15,000 and entered into an option to purchase Green Builders, Inc. Under the purchase option agreement, the Company has a two year exclusive right to purchase Green Builders, Inc. at the fair market value on the date of the exercise of the option by the Company or, if the parties are unable to agree on the fair market value, at a price that will be based on an independent valuation of Green Builders, Inc. as of the date of exercise of the option by the Company.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(8)       Commitments and Contingencies (continued)

Options Purchase Agreements (continued)

During the years ended December 31, 2006 and 2005, Green Builders, Inc. was a homebuilding services customer of the company. Revenue from homebuilding related services amounted to $1.8 million and $0 for the years ended December 31, 2006 and 2005, respectively. The pro forma results of the acquisition of Green Builders, Inc. are not expected to be material as the financial results of Green Builders, Inc. are already consolidated under FIN 46(R) as the Company is deemed to be a primary beneficiary.

Non-Compete

Clark Wilson, the Company’s executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which the Company plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business.

The stated term of the covenant not to compete is five years from the date his employment terminated, for certain enumerated counties in Texas, including the counties in and around Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other counties in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated, which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. In the Company’s opinion, its current activities do not violate the terms of the covenant and it do not intend to engage in homebuilding activities

Non-Compete

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

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $6,042 per month for 36 months. The Company also has other office equipment leases.

The Company’s future minimum lease payments are as follows:

	2007	2008	2009	2010	2011	Thereafter
Lease obligations	$123,175	105,875	81,287	3,548	240	-

Severance Agreement

During 2006, the Company entered into an employment agreement with Mr. Daniel Allen, Chief Financial Officer. The employment agreement provided for payment of severance benefits where the termination is without “cause”. The severance benefits included payment of one year of base salary; continue to provide health benefits for a period of twelve months, and acceleration of vesting of stock options issued to him. Mr. Allen involuntarily resigned from the Company effective November 9, 2006. Effective November 9, 2006 the Company has continued to pay for Mr. Allen’s salary and benefits. At December 31, 2006, the Company had approximately $180,000 accrued for this contingency.

(9)	Income Taxes

Prior to the merger on May 31, 2005, the partnership gains and losses passed through to the individual partners and income taxes are not applicable to previous periods. A reconciliation of expected income tax

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

benefit (computed by applying a statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	2006	2005

Tax benefit at Statutory Rate (34%)	$4,893,639	505,779
State income tax benefit	379,977	59,503
Loss on fair value of derivatives	(3,218,394)	-
Other	194,615	-
Net increase in valuation allowance	$(2,249,837)	(565,282)
	-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets (liabilities)
Deferred stock compensation	$207,049	-
Accrued expenses	38,000	-
Other temporary differences	(4,107)	-
Net operating loss carryforwards	2,574,177	565,282
Valuation allowance	(2,815,119)	(565,282)
Net deferred tax asset (liability)	$-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the lack of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. For the years ended December 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $6.7 million and $1.5 million. The Company has provided a 100% valuation allowance on its deferred tax assets.

(10)	Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at December 31, 2006 and 2005:

(Thousands)	Maturity Date	2006	2005
2005 $10MM, 5% Subordinated convertible notes, net of discount of $4,288 and $5,002 MM, respectively	December 2012	$5,712	4,998
2006 $6.75MM, 5% Subordinated convertible notes, net of discount of $4,066	September 2013	2,684	-
Notes payable, 7%, seller financed, due 2009 and 2010	October 2009/10	2,474	-
Notes payable, land	June 2008	6,200	6,700
Notes payable, family trust	April 2008	280	280
Notes payable, land, due 2009	December 2009	792	-
Line of Credit, $15.5MM purchase and development	October 2008	3,587	-
$3 MM Line of Credit, development, due March 2008	March 2008	2,250	-
$5 MM master line of Credit construction, due January 2007	January 2007	600	-
Total		$32,933	24,579

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

The following schedule provides the principal payments due related to notes payable and lines of credit for the next five years, and thereafter:

(Thousands)	Balance Due	2007	2008	2009	2010	Thereafter
Subordinated convertible debt	$16,750	-	-	-	-	16,750
Notes payable	9,746	4,317	4,406	543	480	-
Lines of Credit	6,437	2,575	275	3,587	-	-
Total	$32,933	6,892	4,681	4,130	480	16,750

In June 2005, the Company issued notes payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land. These notes had a total balance of approximately $6.7 million at December 31, 2005. The Company reduced the principal balance through sales of acreage tracts to approximately $6.2 million and during June 2006, it refinanced the notes payable, land, with a new lender. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months or June 2008, and required principal reductions of $800,000 per quarter beginning June 12, 2007. Principal reductions from sales of the real estate are credited towards the $800,000 per quarter requirement.

In November of 2005, the Company paid cash and issued a long-term note payable of approximately $425,000 with a maturity date of February 15, 2008 at an interest rate of 6.5% for the purchase of approximately 31 acres of land. The terms of the note payable called for one installment of approximately $213,000 plus interest, payable on February 15, 2007, and the balance of the principal and accrued interest due and payable on February 15, 2008. The interest rate would increase to 12% on matured, unpaid amounts. The note can be prepaid at anytime without penalty and is secured by the real estate purchased. The Company repaid the note in March 2006.

In October 2003, a predecessor entity of the Company exchanged notes payable of approximately $280,000 and approximately $95,000 in cash for approximately 15 acres of land in Travis County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some members of Clark Wilson’s family. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006, the Company renegotiated an extension on the notes payable, family trust, 8%, due April 2008. All other terms remained the same.

In December of 2006, the Company paid cash and issued notes payable, land, due 2009, a long-term note payable of $792,000 with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% (currently 8.75%) for the purchase of approximately 30 acres of land. The terms of the note payable called for interest only payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. The note is secured by the real estate purchased.

In September 2005, the Company secured a $2 million one year line of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. At December 31, the interest rate on borrowings was 7.25% per annum. Loans made on specific lots and construction is collateralized by such property and construction with interest due monthly. Mr. Wilson personally guaranteed the Loan. The Company had drawn approximately $254,000 against the loan at December 31, 2005 which was the balance owed. During May 2006, the lending institution released Mr. Wilson’s personal guarantee and extended the maturity date to April 2007. As of December 31, 2006 the balance owed on the line is zero.

The Company has a $5 million master construction line of credit that matures on January 11, 2007, used by one of its homebuilding clients. Under the agreement, the Company, as Guarantor, is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter, and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. At December 31, 2006, approximately $600,000 drawn against the line and the Company was in compliance with the above loan covenants. As discussed in subsequent events, the line of credit was replaced in February 2007, increased to $10 million and the maturity date is February 6, 2008.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

In March 2006, the Company secured, from a different lending institution, a $3.0 million line of credit, development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan is secured by property being developed into single-family home lots, totaling approximately 32.6 acres located in Williamson County, Texas. Each of the lots will be released upon payment to the bank of either 125% of the loan basis or 90% of the net sales proceeds for each lot to be released. The Company must make cumulative principal reductions in the aggregate amount of approximately $494,000 every three months in the calendar year beginning at the end of the first calendar month in which the completion date occurs, which was during July, 2006. At December 31, 2006, the Company had drawn approximately $3 million against the line of credit and repaid approximately $712,000 with a balance owed of approximately $2.3 million.

During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. The debt has financial covenants which (1) require the Company to keep a debt to equity ratio of 2:1, and (2) keep liquid assets in excess of $7 million, except for 2006 and first and second quarters of 2007 in which it is required to maintain $4 million in liquid assets, which includes $2.2 million of restricted cash, in the financial institution. During February 2007, the Company obtained a release from the bank whereby its restricted cash was released, except for $315,000, and financial covenants for the third quarter of 2007 were modified requiring the Company to keep liquid assets of only $4 million. Should the Company be unable to raise additional capital, it will be in default of the bank’s covenants in 2007. As discussed in subsequent events, the Company has obtained a commitment letter from another lending source whereby the Company will refinance the existing facility. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in the Company’s contracts for sales of lots. Its current projects require pay down amounts of approximately $600,000 per quarter. The purchase price of the property was approximately $8.5 million, with $2.5 million of owner financing, $3.6 million from the bank loan and cash from us of approximately $2.4 million. The Company has invested an additional amount for development of the property of approximately $1.9 million.

In December of 2006, the Company paid cash and issued notes payable, land, due 2009, a long-term note payable of $792,000 with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% (currently 8.75%) for the purchase of approximately 30 acres of land. The terms of the note payable called for interest only payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. The note is secured by the real estate purchased.

As part of the purchase of 534 acres in Travis County, the Company entered into four notes payable, seller financed due 2009 and 2010, with a cumulative balance of approximately $2.5 million. The notes payable have a maturity date of October 12, 2010. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $0.6 million is at an interest rate of the Wall Street Journal’s prime rate plus 2.0% (currently 10.25%). The terms of the notes payable call for annual principal repayments of $1.1 million in 2007, $0.3 million in 2008, $0.5 million in 2009 and $0.5 million in 2010, payable on October 12. The notes can be prepaid at anytime without penalty and is secured by the real estate purchased.

2005, $10MM, 5%, Subordinated Convertible Debt.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% subordinated convertible debt due December 1, 2012 to certain purchasers. The following are the key features of the subordinated convertible debt: Interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, the debt is payable semi-annually on May 1 and December 1 of each year, with interest payments beginning on June 1, 2006. The subordinated convertible debt is due on December 1, 2012 and is convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

2005, $10MM, 5%, Subordinated Convertible Debt (continued)

to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

The Company may redeem all or a portion of the subordinated convertible debt after December 1, 2008 at a redemption price that incorporates a premium that ranges from 3% to 10% during the period beginning December 1, 2008 and ending on the due date. In addition, the redemption price will include any accrued but unpaid interest on the subordinated convertible debt. Upon a change in control event, each holder of the subordinated convertible debt may require us to repurchase some or all of its subordinated convertible debt at a purchase price equal to 100% of the principal amount of the subordinated convertible debt plus accrued and unpaid interest. The due date may accelerate in the event the Company commences any case relating to bankruptcy or insolvency, or related events of default. The Company’s assets will be available to pay obligations on the subordinated convertible debt only after all senior indebtedness has been paid.

The subordinated convertible debt has a registration rights agreement whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (December 19, 2005). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement. The registration statement filed pursuant to the registration rights agreement was declared effective by the SEC on August 1, 2006.

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the subordinated convertible debt, 562,500 shares of which were vested on June 30, 2006. The warrants were exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on February 3, 2006 if this registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the warrant shares, on April 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on May 19, 2006 if this registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on June 18, 2006 if this registration statement shall not have been declared effective by the SEC by such date. Management has recorded the fair value of these warrants due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued. The Company received notice that the shelf registration relating to these warrants was declared effective on August 1, 2006 and 562,500 of these warrants have vested and the remaining 187,500 warrants will never vest.

Wilson Holdings accounts for all derivative financial instruments in accordance with SFAS No. 133. The derivative financial instruments are recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

The convertible note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments are the penalty warrants, which were initially valued individually and totaled approximately $653,000. The various embedded derivative features have been bundled together as a single, compound embedded

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

2005, $10MM, 5%, Subordinated Convertible Debt (continued)

derivative instrument that has been bifurcated from the debt host contract, referred to as the “single compound embedded derivatives.” The single compound embedded derivative features include the conversion feature within the convertible note, the early redemption option and the fixed price conversion adjustment. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible note of approximately $4.4 million. The unamortized discount will be amortized using the straight-line method over the life of the convertible note, or 7 years. The penalty warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.60, using a Black-Scholes valuation model, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor. The unamortized discount is being amortized to interest expense over the 7-year life of the notes using the straight-line method.

The Company also incurred closing costs of $588,000 which included placement agent fees of $450,000, plus, reimbursement of expenses to the placement agent of $125,000, plus 750,000 fully vested warrants to purchase the Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829,000, for a total of $1.4 million, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the effective interest rate method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

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

Subordinated Convertible Note at December 31, 2006 and at December 31, 2005

	2006	2005
Notional balance	$10,000,000	10,000,000
Unamortized discount	4,287,857	5,002,500
Subordinated convertible debt balance, net of unamortized discount	$5,712,143	4,997,500

The above derivative liabilities were re-valued as of December 31, 2005 based on fair value of the Company’s common stock of $1.64, using an independent valuation, and substantially the same assumptions stated above. This resulted in a loss on fair value of derivative liabilities and an increase in the derivative liabilities by approximately $173,000.

During the first six months ended June 30, 2006, the derivative liabilities were re-valued based on the fair value of the Company’s common stock of $2.26, using an independent valuation. These warrants were valued using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor. The valuation resulted in a loss on the fair value of the derivative liabilities and an increase in the derivative liabilities by approximately $3.6 million. During the three months ended September 30 2006, the registration statement to register the underlying shares of the subordinated convertible debt and warrants became effective.

The derivatives were revalued on the effective date, using the same assumptions above, resulting in a charge to Loss on Fair Value of Derivatives of $460,000. In accordance with EITF 00-19, the related derivative liabilities were reclassified as equity as additional paid in capital, and totaled approximately $8.6 million as of September 30, 2006.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

2006, $6.75MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250,000 is a receivable from an owner of land that the Company has under option to purchase. The Company has delayed the closing of the parcel and does not expect to receive the additional $250,000. The following are the key features of the subordinated convertible debt: Interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, the interest is payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

The Company may redeem all or a portion of the subordinated convertible debt after September 1, 2009 at a redemption price that incorporates a premium that ranges from 3% to 10% during the period beginning September 1, 2009 and ending on the due date. In addition, the redemption price will include any accrued but unpaid interest on the subordinated convertible debt. Upon a change in control event, each holder of the subordinated convertible debt may require us to repurchase some or all of its subordinated convertible debt at a purchase price equal to 100% of the principal amount of the subordinated convertible debt plus accrued and unpaid interest. The due date may accelerate in the event the Company commences any case relating to bankruptcy or insolvency, or related events of default. The Company’s assets will be available to pay obligations on the subordinated convertible debt only after all senior indebtedness has been paid.

The subordinated convertible debt has a registration rights agreements (RRA), whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (i.e., January 27, 2007). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each warrant has been exercised in full and after which by the terms of such warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement.

The Company also issued warrants to purchase an aggregate of 506,250 shares of common stock to the purchasers of the subordinated convertible debt. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on November 13, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on October 16, 2006); (ii) with respect to an additional 25% of the warrant shares, on January 27, 2007 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on February 26, 2007 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on March 28, 2007 if the registration statement shall not have been declared effective by the SEC by such date. Management has recorded 75% of the fair value of these warrants since it has filed the initial registration in (i) above so the first 25% of the warrants don’t vest, and due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that the remaining warrants would be issued.

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. The derivative financial instruments are recorded as liabilities in the consolidated balance sheet and measured

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

2006, $6.75MM, 5%, Subordinated Convertible Debt (continued)

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

The convertible note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments are the penalty warrants, which were initially valued individually and totaled approximately $698,000. The penalty warrants value were based on the fair value of the Company’s common stock on the issuance date of $1.91, using a Black-Scholes approach, risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor.

At December 31, 2006, the penalty warrants were revalued at approximately $1.9 million based on the market value of the Company’s common stock of $6.00, using the same methodology as above with the following changes: risk free interest rate of 4.71%, weighted-average expected life of the warrants of 9.75 years, and a 45% volatility factor giving each option a fair value of $4.96. The derivative liability for contingent warrants will be increased for the increase in value and total approximately $1.2 million and a loss will be recognized.

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

The risk-free rate was the next input required for the model. Although there is no true risk free security from which to derive a risk-free rate, we utilized Treasury securities backed by the U.S. government, which

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)     Indebtedness (continued)

2006, $6.75MM, 5%, Subordinated Convertible Debt (continued)

reflect minimal level of reinvestment risk. Because the contractual life of the Notes was seven years, it used the yield on the seven-year U.S. Treasury note as of the Valuation Date of 4.60%.

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

Based on discussions with Management, it was assumed that the Company would have a debt rating of between CC and CCC+. Based on the analysis of 109 non-convertible bonds with maturities of between five to seven years and debt ratings of between CC and CCC+, the average yield to maturity was 11.01% as of November 3, 2006. Therefore, it elected to use 11% as an appropriate discount rate for the Company’s debt. This discount rate was incorporated into both discounted cash flow models. In order to determine the fair value for the embedded derivatives the valuation firm developed cash flow models for the embedded derivatives scenario and a normal bond scenario without embedded derivatives. The difference between the two is the fair value of the embedded derivatives. The difference between the present value of the debt with the embedded derivatives and without gives a fair value of approximately $7,739,054. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible note of approximately $3.4 million. The unamortized discount will be amortized using the effective interest rate method over the life of the convertible note, or 7 years.

At December 31, 2006 the compound embedded derivatives were revalued using the same methodology.

The difference between the present value of the debt with the embedded derivatives and without gives a fair value of approximately $7,739,054. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible note of approximately $3.4 million.

The Company also incurred closing costs of $140,000, including placement agent fees of $70,000, plus, reimbursement of expenses to the placement agent of $25,000, for a total of $95,000, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the effective interest rate method.

Convertible Note at December 31, and inception:

	2006	Inception
Notional balance	$6,750,000	6,500,000
Unamortized discount	4,066,267	4,110,844
Subordinated convertible debt balance, net of unamortized discount	$2,683,733	2,389,156

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(10)   Indebtedness (continued)

2006, $6.75MM, 5%, Subordinated Convertible Debt (continued)

The following is a summary of derivative liabilities:

	2006	Inception
Convertible note compound embedded derivatives	$7,462,659	3,412,500
Warrants	1,883,252	698,344
Total derivative liabilities	$9,345,911	4,110,844
(11)	Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

(12)	Common Stock Option / Stock Incentive Plan

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

The Company had 755,478 shares of common stock available for future grants under the Plan at December 31, 2006. Compensation expense related to the Company’s share-based awards during the year ended December 31, 2006, was approximately $545,000. The compensation expense for the year ended December 31, 2005, was approximately $123,000.

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

During the year ended December 31, 2006, the Company issued options to purchase 555,000 shares of common stock at an average strike price of $2.16 per share. The Black-Scholes pricing model was used with the following assumptions during the year: risk free interest rate of 4.25%-4.75%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 60% volatility factor.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(12)   Common Stock Option / Stock Incentive Plan (continued)

A summary of activity in common stock options for the years ended December 31, 2006 and 2005 are as follows:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options granted at plan inception	850,000	$2.00	$2.00
Options exercised	-	-	-
Options forfeited	(70,000)	$2.00	$2.00
Options outstanding, December 31, 2005	780,000	$2.00	$2.00
Options granted	555,000	$2.00 - $2.26	$2.16
Options exercised	-	-	-
Options forfeited	(410,000)	$2.00 - $2.26	$2.03
Options outstanding, December 31, 2006	925,000	$2.00 - $2.26	$2.17
Add: Available for issuance	755,478
Total available under plan	1,680,478

The following is a summary of options outstanding and exercisable at December 31, 2006:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
925,000	8.2	$2.17	418,333	6.9	$2.04

At December 31, 2006, there was approximately $605,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. That expense is expected to be recognized over a weighted-average period of 3.5 years. In February 2007, the Company’s Board approved a 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2.5 million shares issuable under the plan. This increase will be effective when approved by the Company’s shareholders.

(13)	Employee Benefits

In 2006, the Company instituted a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. The Company will contribute up to fifty percent of an employees’ contribution to the plan up to 6% of their contribution subject to Internal Revenue Service limitations. During 2006, the Company contributed approximately $13,000 to the employee defined contribution plan.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(14)   Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31 2006 and 2005.

		Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 30,
		2005	2005	2005	2005	2006	2006	2006	2006
Revenues:		(In ,000s, except per share data)
Homebuilding and related services	$					417	2,285	1,483	1,033
Land sales				255	-	616	50	414	437
Total revenues				255		1,033	2,335	1,897	1,470
Cost of revenues:
Homebuilding and related services						332	1,893	1,256	866
Land sales				115		327	24	273	446
Total cost of revenues				115		659	1,917	1,529	1,312
Gross profit:
Homebuilding and related services						85	392	227	167
Land sales				140		289	26	140	(9)
Total gross profit				140		374	418	367	158
Costs and expenses:
Corporate general and administration		1	65	369	765	990	1,211	1,168	983
Sales and marketing		-	7	105	113	129	229	282	177
Total costs and expenses		1	72	474	878	1,119	1,441	1,450	1,160
Operating loss		(1)	(72)	(334)	(878)	(745)	(1,022)	(1,083)	(1,002)
Other income (expense):
Loss on fair value of derivatives					(173)	(345)	(2,588)	(460)	(5,077)
Interest and other income			8	36	56	97	109	54	30
Interest expense			(16)	(128)	(213)	(514)	(558)	(570)	(718)
Total other expense			(8)	(92)	(330)	(763)	(3,037)	(976)	(5,765)
Net loss		$(1)	(80)	(426)	(1,208)	(1, 508)	(4,059)	(2,059)	(6,767)
Basic and diluted loss per share		$-	(0.02)	(0.04)	(0.16)	(0.08)	(0.23)	(0.12)	(0.38)
Basic and diluted weighted average common shares outstanding		-	3,333,333	10,000,000	17,689,252	17,706,625	17,706,625	17,706,625	17,726,026
(15)	Subsequent Events

On February 6, 2007, the Company’s board of director’s approved the increase in the Company’s stock option pool in the amount of 819,522 shares for an aggregate of 2.5 million shares issuable under the plan. This increase will be effective upon approval of the Company’s shareholders. Additionally, the Compensation Committee approved the granting of approximately 400,000 stock options to certain of its employees. The stock options will have three year vesting and are contingent upon completion of a successful capital raise in 2007. The exercise price of the options will be based on the offering price of the Company’s common stock in such financing. The Company is in the process of engaging a compensation consultant to assist its Compensation Committee in determining appropriate equity incentive grants for its executive officers and directors in 2007.

On February 13, 2007 the Company refinanced its land obligation on a land loan of approximately $6.2 million. The amount of the new loan is approximately $7.2 million with 12.5% interest annually, a maturity of two years with monthly interest only payments and the note is renewable for an additional year for a 1% loan fee. The loan is secured by the underlying land.

On February 9, 2007, the Company obtained a commitment letter to refinance a land loan of approximately $792,000. The new note is a facility for land and development of approximately $3 million. The interest rate is 3% over the prime rate with a term of 24 months, with two six month extension options with monthly interest payments. The amount actually loaned is based on 75% of the costs incurred or 75% of total appraised value. The loan is collateralized by the underlying land.

WILSON HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(15)   Subsequent Events (continued)

On February 6, 2007, the Company obtained a $10.0 million master construction line of credit maturing February 6, 2008, interest payable monthly at prime plus 0.5%. The loan is for land and home construction. The Company is required to keep $2.5 million of tangible net worth and the ratio of debt to equity may not exceed 7.5 to 1 as of the end of any calendar quarter.

On February 9, 2007 the Company obtained a $1.9 million land development loan, maturing February 9, 2010, interest payable monthly at prime plus 0.5%. The loan will be repaid as finished lots are sold.