Form 10QSB
period 2007-03-31
WILSON HOLDINGS, INC.
filed 2007-05-10
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 4, 2007, the registrant had 18,055,538 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

Index

ITEM

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis or Plan of Operation	20
Item 3.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-KSB, as well as in our Registration Statement on Form S-1 (File No. 333-140747) and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Whenever we refer in this report to “Wilson Holdings,” “the Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiary, Wilson Family Communities, Inc., a Delaware corporation.

i

 Item 1. Financial Statements
WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
	(Unaudited)
	March 31,	December 31,
ASSETS
Cash and cash equivalents	$4,410,427	2,673,056
Restricted cash	-	2,192,226
Inventory
Land	21,018,435	20,735,131
Construction in progress	10,655,470	10,020,847
Total inventory	31,673,905	30,755,978
Other assets	393,842	196,195
Issuance costs	1,700,357	1,458,050
Equipment and software, net of accumulated depreciation and amortization of $57,366 and $46,538, respectively	96,827	97,956
Total assets	38,275,358	37,373,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	391,326	1,376,117
Accrued real estate taxes payable	567,023	454,764
Accrued liabilities and expenses	550,179	529,090
Accrued interest	361,984	302,555
Deferred revenue	11,223	11,223
Lines of credit	1,962,102	6,436,706
Notes payable	16,807,243	9,466,621
Notes payable, related party	279,800	279,800
Subordinated convertible debt, net of $3,638,966 and $8,196,014 discount, respectively	13,111,034	8,395,876

Derivative liability, convertible note compound embedded derivative	-	7,462,659
Derivative liability, contingent warrants issued to subordinated convertible debt holders	-	1,883,252
Total liabilities	34,041,914	36,598,663

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 and 80,000,000 shares authorized, 18,055,538 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	18,056	18,056
Additional paid in capital	12,271,497	16,809,885
Retained deficit	(8,056,109)	(16,053,143)
Total stockholders' equity	4,233,444	774,798
Total liabilities and stockholders' equity	$38,275,358	$37,373,461

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues:
Homebuilding and related services	$797,506	$417,000
Land sales	969,729	616,000
Total revenues	1,767,235	1,033,000

Cost of revenues:
Homebuilding and related services	636,139	331,790
Land sales	842,154	327,296
Total cost of revenues	1,478,293	659,086

Gross profit:
Homebuilding and related services	161,367	85,210
Land sales	127,575	288,704
Total gross profit	288,942	373,914

Costs and expenses:
Corporate general and administration	998,332	990,226
Sales and marketing	73,593	129,082
Total costs and expenses	1,071,925	1,119,308
Operating loss	(782,983)	(745,394)
Other income (expense):
Loss on fair value of derivatives	-	(345,000)
Interest and other income	47,857	96,955
Interest expense	(619,015)	(514,471)
Total other expense	(571,158)	(762,516)
Net loss	$(1,354,141)	$(1,507,910)

Basic and diluted loss per share	$(0.07)	$(0.09)

Basic and diluted weighted average common shares outstanding	18,055,538	17,706,625

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,354,141)	$(1,507,910)
Non cash adjustments:
Loss on fair value of derivatives	-	345,000
Amortization of convertible debt discount	142,484	178,661
Amortization of debt issuance costs	59,076	53,051
Stock-based compensation expense	39,550	81,816
Depreciation and amortization	57,366	12,665
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(917,927)	(5,197,115)
Increase (decrease) in other assets	(197,647)	13,753
(Decrease) increase in accounts payable	(984,791)	1,659,104
Increase in real estate taxes payable	112,259	-
Increase in accrued liabilities and expenses	21,089	152,554
Increase in accrued interest	59,429	213,402
Net cash used in operating activities	(2,963,253)	(3,995,019)
Cash flows from investing activities:
Purchase of fixed assets	(56,237)	(151,119)
Net cash (used) in investing activities	(56,237)	(151,119)
Cash flows from financing activities:
Decrease in restricted cash	2,192,226	-
Issuances (repayments) of notes payable, net	7,340,622	(687,014)
(Repayments) advances on lines of credit, net	(4,474,604)	2,413,317
Cash paid issuance costs	(301,383)	(47,065)
Net cash provided by financing activities	4,756,861	1,679,238
Net increase (decrease) in cash and cash equivalents	1,737,371	(2,466,900)
Cash and cash equivalents at beginning of period	2,673,056	10,019,816
Cash and cash equivalents at end of period	$4,410,427	$7,552,916

Cash paid for interest	$562,689	$90,165
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2007

	(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2006	18,055,538	$18,056	$16,809,885	$(16,053,143)	$774,798
Cumulative adjustment for the adoption of new accounting method	-	-	$(4,577,938)	$9,351,175	4,773,237
Stock-based compensation expense	-	-	39,550	-	39,550
Net loss	-	-	-	(1,354,141)	(1,354,141)
Balances at March 31, 2007	18,055,538	$18,056	$12,271,497	$(8,056,109)	$4,233,444

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006

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

The consolidated financial statements and the notes of the Company as of March 31, 2007 and for the three months ending March 31, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2006 audited financials statements contained in the Company’s Form 10-KSB, filed February 16, 2007. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

(2)     Summary of Significant Accounting Policies

    (a)     Revenue Recognition

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

    (b)     Use of Estimates

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

The Company has three of its properties that are in Municipal Utility Districts (MUDs). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, the Company expects to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay the Company, once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold within the MUD, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs. The Company has estimated that it will recover approximately 50% to 70% of eligible costs spent. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006

 (2)    Summary of Significant Accounting Policies (Continued)

    (c)     Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The cumulative effect of the re-characterization of the derivative liabilities is shown in the table below:

	As filed December 31, 2006	Cumulative effect of re-characterization of derivative liabilities	Net effect of re-characterization
LIABILITY ACCOUNTS
Subordinated convertible debt, net of discount, respectively	$8,395,876	4,572,674	12,968,550
Derivative liability, convertible note compound embedded derivative	7,462,659	(7,462,659)	-
Derivative liability, contingent warrants issued to subordinated convertible debt holders	1,883,252	(1,883,252)	-
Total debt, net of discount and derivative liabilities	17,741,787	(4,773,237)	12,968,550
STOCKHOLDERS' EQUITY ACCOUNTS
Common stock	18,056	-	18,056
Additional paid in capital	16,809,885	(4,577,938)	12,231,947
Retained deficit	(16,053,143)	9,351,175	(6,701,968)
Total stockholders' equity	$774,798	4,773,237	5,548,035

    (d)        Subordinated Convertible Debt

The subordinated convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” updated with FSP EITF 00-19-2”, Accounting for Registration Payment Arrangements.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006

(2)     Summary of Significant Accounting Policies (Continued)

    (e)      Loss per Common Share

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

The Company has issued stock options, warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at March 31, 2007 and 2006 because the effect would be anti-dilutive as summarized in the table below:

	2007	2006
Stock options	735,000	910,000
Common stock warrants	1,157,187	750,000
Subordinated convertible debt warrants	1,892,187	750,000
Total	3,784,374	2,410,000

(3)     Liquidity and Capital Resources

Liquidity

At March 31, 2007 the Company had approximately $4.4 million in cash and cash equivalents. The Company plans on investing approximately $23 million for the purchase of land, installment payments, options fees and development costs over the next twelve months. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. It intends to and expects to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. The Company is actively seeking additional debt financing and expects to finance approximately $16 million of the $23 million. The Company intends to repay the loans through a combination of cash generated from lot and land sales.

The Company plans to exercise a land option on the Bohl’s tract of approximately $7.2 million in May 2007. Additionally the Company plans to enter the homebuilding business effective June 2007.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to enter the homebuilding business. Until it begins to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

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

Capital Resources

The Company has raised approximately $16.8 million of subordinated convertible debt. At March 31, 2007, the Company had $10 million line of credit for land and homebuilding that is unused. It had outstanding notes payable and lines of credit of approximately $19 million. The Company has filed a Registration Statement on Form S-1 for the public offering of 5,000,000 shares of its common stock at $3.25 per share. The Registration statement has not yet been declared effective by the Securities and Exchange Commission and there is no guarantee that the Company will consummate the transaction.

 WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(4)     Inventory

The Company’s land inventory includes real estate held for sale or under development and earnest money on land purchase options. Construction in progress includes development costs, prepaid development costs, and development costs on land under option but not yet owned.

Earnest money deposits for land costs and development costs on land under option, not owned, totaled $451 thousand at March 31, 2007 and December 31, 2006, all of which is non-refundable if the Company does not exercise the option and purchase the land.

As of March 31, 2007 it had approximately 2,442 acres of land with approximately 731 acres under development and construction in Hays County, Travis County and Williamson County, Texas.

Below is a summary of the property that is owned or under contract by the Company at March 31, 2007:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at March 31, 2007 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	682	682	n/a	$12,100	682	Hays
Highway 183	15	15	n/a	379	-	Travis
Georgetown Village	692	79	583	5,749	49	Williamson
Villages of New Sweden	534	534	-	10,093	-	Travis
Elm Grove	91	30	61	1,810	-	Hays
Bohls Ranch	428	-	428	1,113	-	Travis
Other land projects	-	-	-	52	-
Sub-total land	2,442	1,340	1,072	31,296	731
Homebuilding inventory	-	-	-	378	-
Total inventory	2,442	1,340	1,072	$31,674	731

At December 31, 2006, it had approximately 2,430 acres of land under contract, including 749 acres under development and construction in Hays County, Travis County and Williamson County, Texas.

Below is a summary of the property that is owned or under contract by the Company at December 31, 2006:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at December 31, 2006 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	697	697	n/a	$11,251	697	Hays
Highway 183	15	15	n/a	377	-	Travis
Georgetown Village	665	52	613	5,342	52	Williamson
Villages of New Sweden	534	534	-	10,120	-	Travis
Elm Grove	91	30	61	1,755	-	Hays
Bohls Ranch	428	-	428	1,011	-	Travis
Other land projects	-	-	-	52
Sub-total land	2,430	1,328	1,102	29,908	749
Homebuilding inventory	-	-	-	848	-
Total inventory	2,430	1,328	1,102	$30,756	749

The land costs in the above projects are Rutherford West, approximately $9.3 million, Highway 183 is all land, Georgetown Village, approximately $1.5 million and Elm Grove, approximately $1.3 million. All other land and project costs for listed properties are associated with earnest money deposits, feasibility and development.

Other land projects in the above table are associated with earnest money, feasibility and development.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(5)     Consolidation of Variable Interest Entities

The Company exercises significant influence over, but holds no controlling interest in our homebuilder clients. It bears the majority of the rewards and risk of loss. At December 31, 2006 and March 31, 2007, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), that it has a significant, but less than controlling, interest in the entities. The results of these clients have been consolidated into its financial statements.

Below is a summary of the effect of the consolidation of these entities for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,033,540	797,506	(a)	(63,811)	1,767,235
Expenses
Cost of Revenues	842,154	699,950	(a)	(63,811)	1,478,293
General, administrative, sales and marketing	991,724	80,201			1,071,925
Costs and expenses before interest	1,833,878	780,151		(63,811)	2,550,218
Operating income/(loss)	(800,338)	17,355		-	(782,983)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

Below is a summary of the effect of the consolidation of these entities for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	797,962	417,000	(a)	(181,962)	1,033,000
Expenses
Cost of revenues	472,807	368,241	(a)	(181,962)	659,086
General, administrative, sales and marketing	1,008,149	72,341	(b)	38,818	1,119,308
Costs and expenses before interest	1,480,956	440,582		(143,144)	1,778,394
Operating income/(loss)	(682,994)	(23,582)		(38,818)	(745,394)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b) Loss of VIEs.

(6) Operating and Reporting Segments

The Company has two reporting segments: Homebuilding and Related Services, and Land Sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales and services provided to homebuilders. The Company does not build or sell homes but is required to consolidate its homebuilder services clients per FIN 46(R), (Note 5). The Company identifies the clients it consolidates as “VIEs”. Land sales consist of land in various stages of development sold, including finished lots. The Company eliminates land sales to its homebuilder clients. The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006

(6) Operating and Reporting Segments (Continued)

The following table presents segment operating results before taxes for the three months ended March 31, 2007 and 2006:

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$797,506	969,729	1,767,235	417,000	616,000	1,033,000
Costs and expenses:
Cost of revenues	636,139	842,154	1,478,293	331,790	327,296	659,086
Selling, general and administrative	637,574	434,351	1,071,925	781,985	337,323	1,119,308
Loss on fair value of derivatives	-	-	-	-	345,000	345,000
Interest & other income	(25,911)	(21,946)	(47,857)	(53,330)	(43,625)	(96,955)
Interest expense	172,129	446,886	619,015	294,514	219,957	514,471
Total costs and expenses	1,419,931	1,701,445	3,121,376	1,354,959	1,185,951	2,540,910
Loss before taxes	$(622,425)	(731,716)	(1,354,141)	(937,959)	(569,951)	(1,507,910)
Segment Assets	$3,908,727	34,366,631	38,275,358	6,327,285	19,621,397	25,948,682
Capital expenditures	$56,237	-	56,237	151,119	-	151,119

 (7)    Related Party Transactions

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

Issuance of Convertible Debt

As part of the December 2005 subordinated convertible debt issuance discussed in Note 10, an existing common stock investor purchased $800 thousand of the $10 million of subordinated convertible debt that was issued. As part of the subordinated convertible debt 2006 discussed in Note 10, existing common stock investors purchased $1.0 million of the $6.75 million subordinated convertible debt that was issued.

In connection with the placement of an additional $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas commissions of $70 thousand and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated (Tejas), the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,088,963 shares of our common stock. Clark N. Wilson, who serves as our President and Chief Executive Officer and is a director of the Company, has served on the board of directors of Tejas Incorporated, since October 1999, and is compensated for such service. Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 60,000 shares of common stock. Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006

(7)     Related Party Transactions (Continued)

Barry A. Williamson is a member of our Board of Directors and, until January 31, 2006 was a member of the Board of Directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-appointed to the Board of Directors of Tejas Incorporated in November 2006.

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

In September 2006, the Company’s CEO purchased $250 thousand of subordinated convertible debt under the same terms and conditions as the others participating in the issuance (Note 10).

In December 2006, Tejas Securities Group, Inc. exercised 535,000 warrants that were exercisable at $2.00 per share, in a cashless exercise netting the warrant holder 348,913 shares of common stock.

 (8)     Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company plans to enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own, before it exercises its option agreement. At March 31, 2007 and December 31, 2006, the Company had capitalized development costs of $1.1 million and $2.5 million, respectively, all of which is non-refundable if the Company does not exercise the option and purchase the underlying land.

In December 2006, the Company made a non-refundable payment of $15 thousand and entered into an option to purchase Green Builders, Inc. Under the purchase option agreement, the Company has a two year exclusive right to purchase Green Builders, Inc. at the fair market value on the date of the exercise of the option by the Company or, if the parties are unable to agree on the fair market value, at a price that will be based on an independent valuation of Green Builders, Inc. as of the date of exercise of the option by the Company.

During the three months ended March 31, 2007 and the year ended December 31, 2006, Green Builders, Inc. was a homebuilding services customer of the company. There was no revenue from homebuilding related services during the three months ended March 31, 2007, and $1.8 million for the year ended December 31, 2006. The pro forma results of the acquisition of Green Builders, Inc. are not expected to be material as the financial results of Green Builders, Inc. are already consolidated under FIN 46(R) as the Company is deemed to be a primary beneficiary.

Non-Compete

Clark Wilson, the Company’s chief executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which the Company plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business.

The stated term of the covenant not to compete is five years from the date his employment terminated, for certain enumerated counties in Texas, including the counties in and around Austin, Dallas, Houston and San Antonio, Texas, and for three years for certain other counties in the United States, beginning on the date Mr. Wilson’s employment with Capital Pacific terminated, which occurred in 2002. The covenant not to compete relates to the business of building homes and not the purchase and sale of real estate as contemplated by us. In the Company’s opinion, its current activities do not violate the terms of the covenant and it does not intend to engage in

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006

(8)     Commitments and Contingencies (Continued)

Options Purchase Agreements (continued)

homebuilding activities until the covenant terminates in June of 2007. The Company’s consolidation of its homebuilding clients required under certain reporting requirements, specifically FIN 46(R) should not be construed as a legal merger of the entities. If J. M. Peters determines that these activities do violate the covenant, and if that determination results in a claim, the Company will likely incur material legal costs as a result.

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

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $6,042 per month for 36 months. The Company also has other office equipment leases. The Company’s future minimum lease payments are as follows:

	2007	2008	2009	2010	2011	Thereafter
Lease obligations	$105,106	134,676	81,287	3,548	240	-

Severance Agreement

During 2006, the Company entered into an employment agreement with Mr. Daniel Allen, Chief Financial Officer. The employment agreement provided for payment of severance benefits where the termination is without “cause”. The severance benefits included payment of one year of base salary; continue to provide health benefits for a period of twelve months, and acceleration of vesting of stock options issued to him. Mr. Allen involuntarily resigned from the Company effective November 9, 2006. Effective November 9, 2006 the Company has continued to pay for Mr. Allen’s salary and benefits. At March 31, 2007 and December 31, 2006, the Company had approximately $130 thousand and approximately $180 thousand, respectively, accrued for this contingency.

Employment Agreements with Executive Officers

On February 14, 2007, the Company entered into an employment agreement with Clark N. Wilson, its President and Chief Executive Officer. In the event of the involuntary termination of Mr. Wilson’s service with the Company, the agreement provides for monthly payments equal to Mr. Wilson’s monthly salary payments to continue for 12 months. The agreement contains a provision whereby Mr. Wilson is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which the Company is conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction.

On February 14, 2007, the Company entered into an employment agreement with Arun Khurana, its Chief Financial Officer. The agreement contains a provision whereby Mr. Khurana is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which the Company is conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction. Mr. Khurana’s employment is not restricted as to the provision of financial and accounting services. In the event of the involuntary termination of Mr. Khurana’s service with the Company, the agreement provides for monthly payments equal to Mr. Khurana’s monthly salary payments to continue for twelve months, the continuation of his benefits (including health insurance) for twelve months, and the immediate vesting of Mr. Khurana’s options to purchase our common stock.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
 (9)    Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at March 31, 2007 and December 31, 2006:

In Thousands		Rate	Maturity Date	2007	2006
Line of Credit, $3 million, development	a	Prime+.50%	Mar-1-08	$1,635	2,250
Line of Credit, $15.5 million, purchase and development	b	Prime+2.00%	Oct-1-08	-	3,587
Notes payable, land	e	12.50%	Mar-1-09	4,700	n/a
Notes payable, seller financed	d	7.0%	Oct. 2009/10	2,474	2,474
Line of Credit, $5 million / $10 million, land and construction	e	Prime+.50%	Feb-6-08	328	600
Notes payable, land	f	Prime+.75%	Jun-1-08	-	6,200
Notes payable, land	g	12.50%	Mar-1-09	7,300	n/a
Notes payable, development	h	Prime+.50%	Feb-1-10	1,770	n/a
Notes payable, family trust	i	8.0%	Apr-1-08	280	280
Notes payable, land, due	j	Prime+.75%	Dec-1-09	-	792
Notes payable, land and development	k	Prime+3.00%	Feb-1-09	562	n/a
2005 $10 million, Subordinated convertible notes, net of discount of $503 thousand and $4,288 thousand, respectively		5.0%	Dec-1-12	9,497	5,712
2006 $6.75 million, Subordinated convertible notes, net of discount of $3,136 and $4,066 thousand respectively		5.0%	Sep-1-13	3,614	2,684
		Total		$32,160	24,579

(a)  In March 2006, the Company secured a $3.0 million line of credit, development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan is secured by property being developed into single-family home lots, totaling approximately 32.6 acres located in Williamson County, Texas. Each of the lots will be released upon payment to the bank of either 125% of the loan basis or 90% of the net sales proceeds for each lot to be released. The Company must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months in the calendar year beginning at the end of the first calendar month in which the completion date occurs, which was during July 2006. At March 31, 2007, the Company had drawn approximately $3 million against the line of credit and repaid approximately $1.4 million with a balance owed of approximately $1.6 million.

(b) During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. The debt has financial covenants which (1) require the Company to keep a debt to equity ratio of 2:1, and (2) keep liquid assets in excess of $7 million, except for 2006 and first and second quarters of 2007 in which it is required to maintain $4 million in liquid assets, which includes $2.2 million of restricted cash, in the financial institution. During February 2007, the Company obtained a release from the bank whereby its restricted cash was released, except for $315 thousand, and financial covenants for the third quarter of 2007 were modified requiring the Company to keep liquid assets of only $4 million. Interest is payable quarterly,

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(9)     Indebtedness (Continued)

commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in the Company’s contracts for sales of lots. Its current projects require pay down amounts of approximately $600 thousand per quarter. The purchase price of the property was approximately $8.5 million, with $2.5 million of owner financing, $3.6 million from the bank loan and cash from us of approximately $2.4 million. The Company has invested an additional amount for development of the property of approximately $1.9 million. This note was refinanced and paid off in March 2007 (c). Also, as part of the purchase of 534 acres in Travis County, the Company entered into four notes payable, seller financed due 2009 and 2010, with a cumulative balance of approximately $2.5 million.

(c) In March 2007, the company replaced the $15.5 million line of credit (b) with a $4.7 million term loan maturing March 2009. The interest rate on the loan is 12.5%, with interest payable monthly. The loan has no financial covenants and is secured by the underlying property described above.

(d) As part of the purchase of 534 acres in Travis County described above, the Company entered into four notes payable, seller financed, due 2009 and 2010, with a cumulative balance of approximately $2.5 million. The notes payable have a maturity date of October 12, 2010. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $600 thousand is at an interest rate of the Wall Street Journal’s prime rate plus 2.0%. The terms of the notes payable call for annual principal repayments of $1.1 million in 2007, $0.3 million in 2008, $500 thousand in 2009 and $500 thousand in 2010, payable on October 12. The notes can be prepaid at anytime without penalty and are secured by the real estate purchased.

(e) The Company had a $5 million master construction line of credit that matured on January 11, 2007, used by one of its homebuilding clients. Under the agreement, the Company, as Guarantor, is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter, and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. At March 31, 2007 and December 31, 2006, there was approximately $600 thousand and $328 thousand, respectively, drawn against the line and the Company was in compliance with the above loan covenants. During February 2007, the line of credit was replaced by a $10 million line of credit for land and home construction under the same terms with a maturity date of February 6, 2008.

(f) In June 2005, the Company issued notes payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land. These notes had a total balance of approximately $6.7 million at December 31, 2005. The Company reduced the principal balance through sales of acreage tracts to approximately $6.2 million and during June 2006, it refinanced the notes payable, land, with a new lender. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months or June 2008, and required principal reductions of $800 thousand per quarter beginning June 12, 2007. Principal reductions from sales of the real estate are credited towards the $800 thousand per quarter requirement. This loan was refinanced in February 2007.

(g) On February 13, 2007 the Company refinanced its land obligation on a land loan of approximately $6.2 million and obtained a new loan of approximately $7.2 million to finance approximately 538 acres. The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee. The loan is secured by the underlying land.

(h) On February 9, 2007, the Company obtained a development loan of approximately $4.6 million. The loan matures on February 1, 2010 and requires quarterly interest payments and principal pay downs as lots are sold. The loan is secured by the property being developed at an interest rate of prime plus 0.50%.

(i) In October 2003, a predecessor entity of the Company exchanged notes payable of approximately $280 thousand and approximately $95 thousand in cash for approximately 15 acres of land in Travis County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some members of Clark Wilson’s family. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006, the Company renegotiated an extension on the notes payable, family trust, 8%, due April 2008. All other terms remained the same.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(9)     Indebtedness (Continued)

(j) In December of 2006, the Company paid cash and issued notes payable, land, due 2009, a long-term note payable of $792 thousand with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% (currently 8.75%) for the purchase of approximately 30 acres of land. The terms of the note payable called for interest only payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. It is secured by the real estate purchased. This note was replaced in February 2007.

(k) This property was refinanced in February 2007 with a land purchase and development loan of approximately $3.1 million. The loan matures in February 2009, with two six-month extensions, at an interest rate of prime plus 3.00%, with interest payable monthly.

In September 2005, the Company secured a $2 million one-year line of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. At December 31, the interest rate on borrowings was 7.25% per annum. Loans made on specific lots and construction is collateralized by such property and construction with interest due monthly. Mr. Wilson personally guaranteed the Loan. The Company had drawn approximately $254 thousand against the loan at December 31, 2005 which was the balance owed. During May 2006, the lending institution released Mr. Wilson’s personal guarantee and extended the maturity date to April 2007. As of March 31, 2007 the balance owed on the line is zero and the Company does not intend to replace the line at this time.

Subordinated Convertible Debt

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Prior to 2007, derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company accounted for the various embedded derivative features as bundled together as a single, compound embedded derivative instrument that was bifurcated from the debt host contract, referred to as the “single compound embedded derivatives.” The single compound embedded derivative features include the conversion feature within the convertible note, the early redemption option and the fixed price conversion adjustment. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible notes. The unamortized discount was amortized using the straight-line method over the life of the convertible note, or 7 years. The penalty warrants were valued based on the fair value of the Company’s common stock on the issuance date using a Black-Scholes valuation model and the unamortized discount was to be amortized as interest expense over the 7-year life of the notes using the straight-line method.

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

Prior to adoption of FSP EITF 00-19-2, the uncertainty of a successful registration of the shares underlying the subordinated convertible debt, required that the freestanding and embedded derivatives be characterized as derivative liabilities. FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify derivative instruments subject to registration rights agreements as liabilities was withdrawn. The Company re-evaluated it’s accounting for the subordinated debt transaction and determined that the liability for the penalty warrants be included in the allocation of the proceeds to the various components of the transaction according to paragraph 16 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. The Company also determined the notes contained a beneficial conversion feature under Issues 98-5 and 00-27, and used the effective conversion price based on the proceeds allocated to the convertible instrument to compute the intrinsic value of the embedded conversion option. The Company recalculated the discount on the convertible debt at its intrinsic value and re-characterized the freestanding and embedded derivatives as equity. The previous valuation adjustments of the derivative liabilities were reversed and the amortization of the discounts were adjusted based upon the recalculation. Per FSP EITF 00-19-2, the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.

The net effect of the change increased the net carrying amount of the subordinated convertible debt, eliminated the derivative liabilities, There was also an increase of $4.8 million in total stockholders’ equity. During the year ended December 31, 2006, the Company recognized approximately $8.5 million of loss on fair value of derivatives related to the subordinated convertible debt. Under the new FSP EITF 00-19-2 the derivatives were eliminated and hence there will no longer be gains and losses related to the current subordinated convertible debt.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(9)     Indebtedness (Continued)

2005, $10 Million, 5%, Subordinated Convertible Debt.

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

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the subordinated convertible debt, 562,500 shares of which were vested on June 30, 2006. The warrants were exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on February 3, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the warrant shares, on April 19, 2006 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on May 19, 2006 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on June 18, 2006 if the registration statement shall not have been declared effective by the SEC by such date. Management has recorded the fair value of these warrants due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued. The Company received notice that the shelf registration relating to these warrants was declared effective on August 1, 2006 and 562,500 of these warrants have vested and the remaining 187,500 warrants will never vest.

The penalty warrants were valued were based on the fair value of the Company’s common stock on the issuance date of $1.60, using a Black-Scholes approach, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor, resulting in an allocated value of approximately $613 thousand. The penalty warrants are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(9)     Indebtedness (Continued)

2005, $10 Millon, 5%, Subordinated Convertible Debt (continued)

The Company also incurred closing costs of $588 thousand which included placement agent fees of $450 thousand, plus, reimbursement of expenses to the placement agent of $125 thousand, plus 750,000 fully vested warrants to purchase the Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829 thousand, for a total of $1.4 million, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight line method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

Subordinated Convertible Note at March 31, 2007 and at December 31, 2006
	2007	2006
Notional balance	$10,000,000	10,000,000
Unamortized discount	(503,152)	(4,287,857)
Subordinated convertible debt balance, net of unamortized discount	$9,496,848	5,712,143

2006, $6.75 Milllion, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250 thousand is a receivable from an owner of land that the Company has under option to purchase. The Company has delayed the closing of the parcel and does not expect to receive the additional $250 thousand. The following are the key features of the subordinated convertible debt: Interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, the interest is payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(9)     Indebtedness (Continued)

2006, $6.75 Million, 5%, Subordinated Convertible Debt (continued)

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

The Company also incurred closing costs of $140 thousand, including placement agent fees of approximately $70 thousand, plus, reimbursement of expenses to the placement agent of $25 thousand, for a total of $95 thousand to the placement agent, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight-line rate method.

The issuance of the debt resulted in an embedded beneficial conversion feature valued at approximately $2.5 million, which will be recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

The penalty warrants were valued were based on the fair value of the Company’s common stock on the issuance date of $1.91, using a Black-Scholes approach, risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor. The allocated value of the penalty warrants totaled approximately $846 thousand and are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

Convertible Note at March 31, 2007 and December 31, 2006:

	2007	2006
Notional balance	$6,750,000	6,750,000
Unamortized discount	(3,135,814)	(4,066,267)
Subordinated convertible debt balance, net of unamortized discount	$3,614,186	2,683,733

(10)    Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and as of December 31, 2006
(11)    Common Stock Option / Stock Incentive Plan (Continued)

The stock issued under the Stock Option Plan shall not exceed 2,500,000 shares. Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates upon the earlier of (1) the expiration of the ten year period measured from the date the Plan is adopted by the Board or (2) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares.

The Company had 1,765,000 shares of common stock available for future grants under the Plan at March 31, 2007. Compensation expense related to the Company’s share-based awards for the three months ended March 31, 2007 and 2006 was approximately $82 thousand and $40 thousand, respectively.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Plan and are reflected in the disclosures below

During the three months ended March 31, 2007, the Company issued no options. During the three months ended March 31, 2006, the company issued options to purchase 210,000 shares of common stock at an exercise price of $2.00 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.25%; dividend yields of 0%; weighted average expected live of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to be $1.20 per share. Management estimated the volatility factor based on an average of comparable companies.

A summary of activity in common stock options for the years ended December 31, 2006 and the three months ended March 31, 2007 are as follows:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding, December 31, 2005	780,000	$2.00	$2.00
Options granted	555,000	$2.00 - $2.26	$2.16
Options exercised	-	-	-
Options forfeited	(410,000)	$2.00 - $2.26	$2.03
Options outstanding, December 31, 2006	925,000	$2.00 - $2.26	$2.17
Options granted	-
Options exercised	-
Options forfeited	(190,000)	$2.00 - $2.26	$2.07
Options outstanding, March 31, 2007	735,000	$2.00 - $2.26	$2.17
Add: Available for issuance	1,765,000
Total available under plan	2,500,000

The following is a summary of options outstanding and exercisable at March 31, 2007:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
735,000	8.7	$2.07	317,500	7.7	$2.04

At March 31, 2007, there was approximately $500 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. That expense is expected to be recognized over a weighted-average period of 3.1 years. In February 2007, the Company’s Board approved a 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan. This increase will be effective when approved by the Company’s shareholders.

In March 2007 the Compensation Committee approved the grant of 600,000 options to members of management pursuant to its option plan. The option grants are contingent upon the closing of our proposed public offering of shares of common stock and will be effective on the closing date thereof. The option exercise price will be based on the public offering price and will generally vest over four years.

(12)    Subsequent Events

The Company has filed a Registration Statement on Form S-1 for the public offering of 5,000,000 shares of its common stock for $3.25 per share. The Registration statement has not yet been declared effective by the Securities and Exchange Commission and there is no guarantee that the Company will consummate the transaction.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2006 and 2005 included in our Form 10-KSB, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and in our Registration Statement on Form S-1 (File No. 333-140747).

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

To both increase and accelerate lot sales, we also intend to deliver residential lots and financial support to local homebuilders who have strong technical skills but who may lack the personnel and financial resources to compete effectively against national homebuilding companies. Under these arrangements, we derive revenue from the sale of real estate and residential lots, as well as from services provided to clients. The payments that we receive are typically determined by the gross selling price of the builders’ finished homes as well as the specific services we provide to individual homebuilders. We currently have signed agreements to provide these services to two homebuilder clients, although we have informed one homebuilder client that we would like to phase out the program with it in 2007. We do not expect to generate significant revenues from these services. We exercise significant influence over, but hold no controlling interest in, homebuilder clients, but we may retain the majority of the risk of loss. At March 31, 2007 and December 31, 2006, we determined that we were the primary beneficiary in certain homebuilder agreements, as defined under FASB Interpretation No. 46(R), or FIN 46(R), entitled “Consolidation of Variable Interest Entities”, where we have a significant, but less than controlling, interest in our clients. In accordance with FIN 46(R), the results of these clients have been consolidated into our financial statements.

We are currently not engaged in homebuilding. We expect to commence homebuilding in June 2007. We will build homes on some of our land which is currently under development. Our home designs will be selected and prepared for each of our markets based on local community tastes and preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors. Subcontractors will be retained for specific subdivisions pursuant to contracts which we plan to enter into during 2007. We plan to enter into homebuilding under the name “Green Builders, Inc.” We currently have an option to purchase the local homebuilding company Green Builders, Inc. Under the terms of the option, we have an exclusive right to purchase Green Builders for a period of two years at a fair market price on the date of purchase. We paid $15 thousand to Green Builders, Inc. to enter into the option. Green Builders is a local homebuilding company which built four homes in central Texas in 2006. Our strategy on homebuilding is to build homes which are environmental responsive, resource efficient and culturally sensitive.

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

During the three months ended March 31, 2007, home sales accounted for approximately 45% of our total revenues for the period at a gross profit margin of approximately 20%, as compared to approximately 40% of total revenues and a gross profit margin of approximately 20% in the three months ended March 31, 2006. All of the homebuilding revenues were generated by our two VIEs and consolidated into our operating results. Revenues from one homebuilder client (i.e., VIE) was approximately $798 thousand in the three months ended March 31, 2007. We have purchased an exclusive two year option to buy the client that generated no revenues in the quarter ended March 31, 2007. Our other client which generated approximately $798 thousand of revenues for the three months ended March 31, 2007 has three unsold homes that it expects to complete and sell during the first half of 2007. We have notified this client that we would like to terminate our relationship once the existing inventory of homes is completed. The client has a note payable to us in the principal amount of approximately $204 thousand. We may not be able to recover the full amount of this note, which may force us to pursue collection activities and a write off for the entire amount. In addition to the note payable, we may need to provide funds to complete the construction and sale of the homes the client currently has under construction and for sale. We have accrued approximately $50 thousand for this contingency. The loss of this client will cause revenues from homebuilding to be substantially lower, possibly dropping to zero, for the second and third quarters of 2007.

We plan to commence our own homebuilding activities beginning in June 2007.

Land Sales

Land sales accounted for approximately 55% of our total revenues for the three months ended March 31, 2007, totaling approximately $970 thousand for the period at a gross profit margin of approximately 13%, as compared to 60% of our total revenues for the three months ended March 31, 2006 and a gross profit margin of approximately 36% in that period.

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

Costs and Expenses

General and Administrative Expenses

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal, and general office expenses and insurance. During the three months ended March 31, 2007, salaries, benefits, taxes and related employee expenses totaled approximately $365 thousand and represented approximately 37% of total general and administrative expenses for the period, as compared to approximately $435 thousand, which represented approximately 44% of total general and administrative expenses for the three months ended March 31, 2006. Legal, accounting, and audit expense, which includes the expense of filing our registration statements and other SEC filings, totaled approximately $159 thousand and $182 thousand in the three months ended March 31, 2007 and 2006, respectively. Depreciation expense included in general and administrative expenses was approximately $57 thousand and $46 thousand for the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses included from the consolidation of our VIEs were less than 5% of the total general and administrative expenses for the three months ended March 31, 2007. We expect total general and administrative expenses to increase significantly over the next year as we enter the homebuilding business.

Sales and Marketing Expenses

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures, catalogs, signage, and billboards, and market research. Sales and marketing salaries, benefits, taxes and related employee expenses for the three months ended March 31, 2007 and 2006 were approximately $23 thousand and $59 thousand, respectively, and represented approximately 32% and 46% of our total marketing costs for the respective periods. The remaining expenses for the three months ended March 31, 2007 and 2006 were for other incidental items and services. We expect sales and marketing expenses to increase substantially as we enter the homebuilding business.

Interest Expense and Income

Interest expense for the three months ended March 31, 2007 and 2006 were approximately $619 thousand and $514 thousand, respectively, and was related to debt on properties purchased, convertible debt interest costs and amortization of the convertible debt discounts. Included in the interest expense was amortization of subordinated convertible debt of approximately $142 thousand and $179 thousand, respectively. To the extent we purchase additional land that we hold for future development, our interest expenses will increase.

Interest income of approximately $48 thousand and $97 thousand for the three months ended March 31, 2007 and 2006, respectively, consisted of interest earned on our cash and cash equivalents and immaterial amounts of other income.

Financial Condition and Capital Resources

Liquidity

At March 31, 2007 we had approximately $4.4 million in cash and cash equivalents. We plan on investing approximately $23 million for the purchase of land, installment payments, options fees and development costs over the next year. This includes the development of land including the installation of water and wastewater infrastructure, streets and common areas. We intend to and expect to purchase or obtain options to purchase additional acreage for development and additional finished lots for sale. We are actively seeking additional debt financing and expect to finance approximately $16 million of the $23 million. We intend to repay the loans through a combination of cash generated from lot and land sales.

We plan to exercise a land option on the Bohl’s tract of approximately $7.2 million by May 2007. Additionally we plan to enter the homebuilding business effective July 19, 2007.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and to enter the homebuilding business. Until it begins to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, we have financed the majority of our land and development activities with debt and equity, and believe we can continue to do so in the future, through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity.

Land comprises the majority of the our assets, which could suffer devaluation if the housing and real estate market suffers a significant downturn, due to interest rate increases or other reasons. Our debt might then be called, requiring liquidation of assets to satisfy its debt obligations or the use of its cash. A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and pay off debts, which could have a material adverse effect upon us.

Capital Resources

We had raised approximately $16.8 million of subordinated convertible debt. At March 31, 2007, we had a $10 million line of credit for land and homebuilding that is unused. We had outstanding notes payable and lines of credit of approximately $19 million. We have filed a Registration Statement on Form S-1 for the public offering of 5,000,000 shares of its common stock. The Registration statement has not yet been declared effective by the Securities and Exchange Commission and there is no guarantee that we will consummate the transaction.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition

Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Revenues from land development services to builders are recognized when the properties associated with the services are sold, when the risks and rewards of ownership are transferred to the buyer and when the consideration has been received, or the title company has processed payment. For projects that are consolidated, homebuilding revenues and services will be categorized as homebuilding revenues and revenues from property sales or options will be categorized as homebuilding revenues and revenues from property sales or options will be categorized as land sales.

Use of Estimates

We have estimated and accrued liabilities for real estate property taxes on our purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

We have three properties that are in Municipal Utility Districts, or MUDs. We incur development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, we expect to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay us once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold, the assessed value increases in the MUD. It can take several years before there is enough assessed value to recapture the costs. We estimate that we will recover approximately 50% to 70% of eligible costs. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses. To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

Concentrations

Our current activities are limited to the geographical area of central Texas which we define as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, and the San Antonio Metropolitan Statistical Area, or San Antonio MSA. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

We are also dependent upon a limited number of homebuilder services customers which are subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from one homebuilder customer accounted for 100% of our total homebuilding revenue for the three months ended March 31, 2007.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments,” EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19,” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” See “Recent Accounting Pronouncements.” Prior to the quarter ended September 30, 2006, we obtained an independent third party valuation as of the date of convertible debt issuances to determine the fair market value of our common stock as management determined that the price of our stock quoted on the Over-the-Counter Bulletin Board was not reflective of the market price of the stock as of those days due to insufficient trading and a lack of public information regarding our financial performance. Beginning with the quarter ended September 30, 2006, we determined that there was enough public float available to provide sufficient information about us to the public, and we began using the stated Over-the Counter Bulletin Board as the market price of its common stock.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

In March 2007 we notified our shareholders that we planned to take certain actions by the written consent of our shareholders. The actions were to approve (i) the Amended and Restated Articles of Incorporation of the Company pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to one hundred ten million shares, of which one hundred million shares have been designated common stock at par value of $0.001, and ten million shares have been designated preferred stock; and (ii) an increase in the number of shares of our common stock reserved for issuance under the 2005 Stock Option/Stock Issuance Plan to a total of 2,500,000. No vote of our shareholders was required because we had obtained the written consent of a sufficient number of shares of our common stock to approve these matters.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
3.2	Amended and restated Articles of Incorporation of Registrant (filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-131486) and incorporated herein by reference)
4.1
Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “Form S-1”) and incorporated herein by reference)

10.1
Employment letter Agreement dated February 14, 2007 by and between Registrant and Clark N. Wilson (filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “2006 10-KSB”) and incorporated herein by reference)

10.2	Employment letter Agreement dated February 14, 2007 by and between Registrant and Arun Khurana (filed as Exhibit 10.11 to the 2006 10-KSB and incorporated herein by reference)
10.3	Amendment No. 1 to Letter Agreement by and between Registrant and Capital Growth Financial (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

May 10, 2007	/s/ Clark Wilson
Clark Wilson President and Chief Executive Officer

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
3.2	Amended and restated Articles of Incorporation of Registrant (filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-131486) and incorporated herein by reference)
4.1
Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “Form S-1”) and incorporated herein by reference)

10.1
Employment letter Agreement dated February 14, 2007 by and between Registrant and Clark N. Wilson (filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “2006 10-KSB”) and incorporated herein by reference)

10.2	Employment letter Agreement dated February 14, 2007 by and between Registrant and Arun Khurana (filed as Exhibit 10.11 to the 2006 10-KSB and incorporated herein by reference)
10.3	Amendment No. 1 to Letter Agreement by and between Registrant and Capital Growth Financial (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002