Form 10QSB
period 2007-06-30
WILSON HOLDINGS, INC.
filed 2007-08-14
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of August 8, 2007, the registrant had 23,135,538 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

i

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis or Plan of Operation	21

Item 3.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

ii

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

Whenever we refer in this report to “Wilson Holdings,” “the Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation and Green Builders, Inc., a Texas corporation.

iii

 Item 1.     Financial Statements
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
	(Unaudited)
	June 30,	December 31,
ASSETS
Cash and cash equivalents	$15,896,038	2,673,056
Restricted cash	-	2,192,226
Inventory
Land	20,201,006	20,735,131
Construction in progress	11,525,985	10,020,847
Total inventory	31,726,991	30,755,978
Other assets	611,649	196,195
Debt issuance costs, net of amortization	1,324,471	1,458,050
Equipment and software, net of accumulated depreciation and amortization of $27,746 and $46,358, respectively	45,217	97,956
Total assets	49,604,366	37,373,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	810,755	1,376,117
Accrued real estate taxes payable	567,023	454,764
Accrued liabilities and expenses	1,106,283	529,090
Accrued interest	387,228	302,555
Deferred revenue	21,044	11,223
Lines of credit	1,149,342	6,436,706
Notes payable	16,879,516	9,466,621
Notes payable, related party	279,800	279,800
Subordinated convertible debt, net of $3,384,807 and $5,224,502 discount, respectively	13,115,193	8,395,876
Derivative liability, convertible note compound embedded derivative	-	7,462,659
Derivative liability, contingent warrants issued to subordinated convertible debt holders	-	1,883,252
Total liabilities	34,316,184	36,598,663

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 and 80,000,000 shares authorized, respectively, 23,135,538 and 18,055,538 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23,136	18,056
Additional paid in capital	26,636,924	16,809,885
Retained deficit	(11,371,878)	(16,053,143)
Total stockholders' equity	15,288,182	774,798
Total liabilities and stockholders' equity	$49,604,366	37,373,461

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Homebuilding and related services	$320,000	2,284,972	1,117,506	2,701,972
Land sales	1,064,178	50,000	2,033,907	666,000
Total revenues	1,384,178	2,334,972	3,151,413	3,367,972

Cost of revenues:
Homebuilding and related services	230,287	1,892,654	866,426	2,224,444
Land sales	2,039,052	23,859	2,881,206	351,155
Total cost of revenues	2,269,339	1,916,513	3,747,632	2,575,599

Gross profit:
Homebuilding and related services	89,713	392,318	251,080	477,528
Land sales	(974,874)	26,141	(847,299)	314,845
Total gross profit	(885,161)	418,459	(596,219)	792,373

Costs and expenses:
Corporate general and administration	1,547,094	1,211,489	2,545,426	2,201,715
Sales and marketing	221,989	229,010	295,582	358,093
Total costs and expenses	1,769,083	1,440,499	2,841,008	2,559,808
Operating loss	(2,654,244)	(1,022,040)	(3,437,227)	(1,767,435)
Other income (expense):
Loss on fair value of derivatives	-	(2,587,500)	-	(2,932,500)
Interest and other income	102,386	108,831	150,243	205,786
Interest expense	(763,911)	(558,184)	(1,382,926)	(1,072,656)
Total other expenses, net	(661,525)	(3,036,853)	(1,232,683)	(3,799,370)
Net loss	$(3,315,769)	(4,058,893)	(4,669,910)	(5,566,805)

Basic and diluted loss per share	$(0.16)	(0.23)	(0.24)	(0.31)

Basic and diluted weighted average common shares outstanding	20,568,871	17,706,625	19,312,205	17,706,625

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,669,910)	(5,566,805)
Non cash adjustments:
Loss on fair value of derivatives	-	2,932,500
Amortization of convertible debt discount	396,643	357,321
Amortization of debt issuance costs	133,579	105,099
Stock-based compensation expense	204,550	202,886
Depreciation and amortization	50,761	31,474
Loss on land option purchase	1,254,968

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(2,225,981)	(6,794,624)
Increase in other assets	(154,519)	(30,245)
(Decrease) increase in accounts payable	(565,362)	700,857
Increase in real estate taxes payable	112,259	118,581
Increase in accrued expenses	577,193	163,388
Increase in deferred revenue	9,821	-
Increase in accrued interest	84,673	(145,815)
Net cash used in operating activities	(4,791,325)	(7,925,383)
Cash flows from investing activities:
Loss on disposal of fixed assets	(9,878)	(161,289)
Cash paid for Green Builders, Inc.	(32,919)	-
Net cash used in investing activities	(42,797)	(161,289)
Cash flows from financing activities:
Decrease in restricted cash	2,192,226	-
Issuances (repayments) of notes payable, net	7,412,895	(903,579)
(Repayments) advances on lines of credit, net	(5,287,364)	3,620,921
Cash paid for debt issuance costs	-	(58,516)
Common stock sales, net of transaction costs	13,739,347	-
Net cash provided by financing activities	18,057,104	2,658,826
Net increase (decrease) in cash and cash equivalents	13,222,982	(5,427,846)
Cash and cash equivalents at beginning of period	2,673,056	10,019,816
Cash and cash equivalents at end of period	$15,896,038	4,591,970

Cash paid for interest	$1,262,341	817,211

Non cash investing in financing activities:
Assets and Liabilities acquired in Green Builders, Inc
Accounts Receivable	$2,900	-
Accounts Payable	$6,190	-
Issuance of common stock for notes payable, cancellation of notes payable in exchange for cancellation of subordinated debt	$250,000	-
Cash paid for income taxes	$-	-

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Statements of Stockholders' Equity
Six Months Ended June 30, 2007 and 2006

	Common Stock
	Shares		Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2006	18,055,538		$18,056	$16,809,885	$(16,053,143)	$774,798
Cumulative adjustment for restatement per FSP 00-19-2	-	$		$(4,577,938)	$9,351,175	$4,773,237
Stock-based compensation expense	-		-	204,550	-	204,550
Sale of common stock, net of transaction costs	5,000,000		5,000	13,984,347	-	13,989,347
Issuance of common stock for purchase of Green Builders, Inc., net of transaction costs	80,000		80	216,080	-	216,160
Net loss	-		-	-	(4,669,910)	(4,669,910)
Balances at June 30, 2007	23,135,538		$23,136	$26,636,924	$(11,371,878)	$15,288,182

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

The consolidated financial statements and the notes of the Company as of June 30, 2007 and for the three months and six months ending June 30, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2006 audited financials statements contained in the Company’s Form 10-KSB, filed February 16, 2007. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

The Company has estimated and accrued liabilities for real estate property taxes on its purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options. To the extent that the estimates are different to the actual amounts, it could have a material effect on the financial statements.

The Company has two of its properties that are in Municipal Utility Districts (MUDs). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, the Company expects to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay the Company, once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold within the MUD, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs. The Company has estimated that it will recover approximately 50% to 70% of eligible costs spent. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are different to the actual amounts, it could have a material effect on the financial statements.

 (2)         Summary of Significant Accounting Policies (Continued)

(c)           Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

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

The Company has issued stock options, warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at June 30, 2007 and 2006 because the effect would be anti-dilutive as summarized in the table below:

	June 30,
	2007	2006
Stock options	1,710,000	820,000
Common stock warrants	1,143,125	1,312,500
Total	2,853,125	2,132,500

(3)           Liquidity and Capital Resources

Liquidity

At June 30, 2007 the Company had approximately $15.9 million in cash and cash equivalents. The Company completed a successful public offering of the Company’s common stock in May 2007, netting the Company approximately $14 million of cash.

On June 29, 2007, the Company, entered into a three-year $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent.  The company has guaranteed all of its obligations under the Credit Facility.  The obligations of the Company under the Credit Facility will be secured by assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.  The company currently has no borrowings under the Credit Facility.

The Credit Facility allows the Company to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by the Company and the agent.

Outstanding borrowings under the Credit Facility will bear interest at the prime rate plus 0.25%. The Company is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. The Company may elect to prepay the Credit Facility at any time without premium or penalty.

The Credit Facility contains customary covenants limiting our ability to take certain actions, including covenants that:

•	require the Company to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);

•
prohibit the Company’s ratio of debt to equity from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

•	require the Company to maintain working capital of at least $15,000,000.

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;

•	the inaccuracy of a representation or warranty when made;

•	the failure to observe or perform covenants or agreements;

•	an event of default beyond any applicable grace period with respect to any other indebtedness;

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	any loan document, or any lien created thereunder, ceases to be in full force and effect; or

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments  under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until it begins to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain its liquidity, the Company have financed the majority of our land and development activities with debt, and believes it can continue to do so in the future through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity.

Capital Resources

The Company has raised approximately $16.8 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007. The Company also entered into a three-year $55 million revolving credit facility with a syndicate of banks mentioned previously. The Credit Facility may be increased to $100 million with the consent of the lenders.

In May 2007 the Company did not exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million. The Company’s decision not to exercise the option was based on the following factors:

•
Due to the current market conditions in the homebuilding industry, revenue projections for sale of residential lots to other homebuilders has substantially declined. The Company concluded that it currently has adequate single-family lots, excluding the Bohls tract. Therefore, the Company entered into negotiations with sellers of the Bohls tract to renegotiate the purchase price and other significant terms of the contract to purchase the property. The discussions are ongoing, however, the option expired in June 2007. The Company recorded a loss provision of approximately $1.3 million relating to development costs incurred on the tract and expenses expected to be incurred due to the expiration of the option period.

•
The Company commenced homebuilding under Green Builders, Inc. effective June 20, 2007 and plans to build and sell homes in the Central Texas area, initially in Austin, Texas, for prices ranging from $200 thousand to $600 thousand.

Due to factors stated above, weather related delays and longer than expected ramp up of homebuilding operations, the Company’s financial projections have changed. The Company expects to incur significant losses for the third and fourth quarters of 2007 and first quarter of 2008. The Company does not expect to be cash flow positive from operations until 2008.

The Company believes that capital raised, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but the Company may be required to raise additional capital in 2008.

Land and homes under construction comprises the majority of the Company’s assets, which could suffer devaluation if the housing and real estate market suffers a significant downturn due to interest rate increases or other reasons. The Company’s debt might then be called, requiring liquidation of assets to satisfy its debt obligations or the use of its cash. A significant downturn could also make it more difficult for the Company to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

(4)           Inventory

The Company’s land inventory includes real estate held for sale or under development and earnest money on land purchase options. Construction in progress includes development costs, prepaid development costs, and development costs on land under option but not owned. Homebuilding inventory represents one completed home of our homebuilder client of approximately $139 thousand and for costs incurred since the Company began homebuilding. The Company expects the homebuilding inventory to increase as it begins to build model homes and homes for sale.

Earnest money deposits for land costs and development costs on land under option, not owned, totaled $351 thousand and $451 thousand at June 30, 2007 and December 31, 2006, respectively, all of which is non-refundable if the Company does not exercise the option and purchase the land.

As of June 30, 2007 it had approximately 2,014 acres of land with approximately 761 acres under development and construction in Hays County, Travis County and Williamson County, Texas. During June 2007, the Company chose not to exercise the option on the Bohls Ranch tract of approximately 428 acres and took a charge of approximately $1.3 million against income for prepaid development costs.

Below is a summary of the property that is owned or under contract by the Company at June 30, 2007:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at June 30, 2007 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	682	682	n/a	$12,640	682	Hays
Highway 183	15	15	n/a	379	-	Travis
Georgetown Village	692	81	583	5,662	49	Williamson
Villages of New Sweden	534	534	-	10,626	-	Travis
Elm Grove	91	30	61	2,140	30	Hays
Other land projects	-	-	-	53	-
Sub-total land	2,014	1,342	644	31,500	761
Homebuilding inventory	-	-	-	227	-
Total inventory	2,014	1,342	644	$31,727	761

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

Below is a summary of the effect of the consolidation of these entities for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,080,288	320,000	(a)	(16,110)	1,384,178
Expenses
Cost of Revenues	2,039,052	246,397	(a)	(16,110)	2,269,339
General, administrative, sales and marketing	1,720,550	59,663	(b)	(11,130)	1,769,083
Costs and expenses before interest	3,759,602	306,060		(27,240)	4,038,422
Operating income/(loss)	(2,679,314)	13,940		11,130	(2,654,244)

	Three Months Ended June 30, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	394,025	2,296,972	(a)	(356,025)	2,334,972
Expenses
Cost of revenues	212,864	2,059,674	(a)	(356,025)	1,916,513
General, administrative, sales and marketing	1,233,466	132,615	(b)	74,418	1,440,499
Costs and expenses before interest	1,446,330	2,192,289		(281,607)	3,357,012
Operating income/(loss)	(1,052,305)	104,683		(74,418)	(1,022,040)

(a)	Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b)	Gain of VIE.

Below is a summary of the effect of the consolidation of these entities for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	2,113,828	1,117,506	(a)	(79,921)	3,151,413
Expenses
Cost of Revenues	2,881,206	946,347	(a)	(79,921)	3,747,632
General, administrative, sales and marketing	2,712,274	139,864	(b)	(11,130)	2,841,008
Costs and expenses before interest	5,593,480	1,086,211		(91,051)	6,588,640
Operating income/(loss)	(3,479,652)	31,295		11,130	(3,437,227)

	Six Months Ended June 30, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,191,987	2,713,972	(a)	(537,987)	3,367,972
Expenses
Cost of revenues	685,672	2,427,914	(a)	(537,987)	2,575,599
General, administrative, sales and marketing	2,241,615	204,956	(b)	113,237	2,559,808
Costs and expenses before interest	2,927,287	2,632,870		(424,750)	5,135,407
Operating income/(loss)	(1,735,300)	81,102		(113,237)	(1,767,435)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b) Loss of VIE.

The Company terminated its relationship with its one remaining homebuilder client in June 2007. The client currently has one home constructed but unsold that is consolidated into the Company’s results. The Company has made a provision for losses from terminating this relationship of approximately $200 thousand.

(6)           Operating and Reporting Segments

The Company has two reporting segments: Homebuilding and Related Services, and Land Sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales and services provided to homebuilders. The Company is required to consolidate its homebuilder services clients per FIN 46(R). The Company identifies the clients it consolidates as “VIEs”. Land sales consist of land in various stages of development sold, including finished lots. The Company eliminates land sales to its homebuilder clients. The Company charges identifiable direct expenses and interest to each segment and allocate corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

The following table presents segment operating results before taxes for the three months ended June 30, 2007 and 2006:

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$320,000	1,064,178	1,384,178	2,284,972	50,000	2,334,972
Costs and expenses:
Cost of revenues	230,287	2,039,052	2,269,339	1,892,654	23,859	1,916,513
Selling, general and administrative	1,174,032	595,051	1,769,083	945,065	495,434	1,440,499
Loss on fair value of derivatives	-	-	-	-	2,587,500	2,587,500
Interest & other income	(47,648)	(54,738)	(102,386)	(10)	(108,821)	(108,831)
Interest expense	276,853	487,058	763,911	248,028	310,156	558,184
Total costs and expenses	1,633,524	3,066,423	4,699,947	3,085,737	3,308,128	6,393,865
Loss before taxes	$(1,313,524)	(2,002,245)	(3,315,769)	(800,765)	(3,258,128)	(4,058,893)
Segment Assets	$9,907,341	39,697,025	49,604,366	7,160,909	18,833,779	25,994,688
Capital expenditures	$9,878	-	9,878	-	10,170	10,170

The following table presents segment operating results before taxes for the six months ended June 30, 2007 and 2006:

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$1,117,506	2,033,907	3,151,413	2,701,972	666,000	3,367,972
Costs and expenses:
Cost of revenues	866,426	2,881,206	3,747,632	2,224,444	351,155	2,575,599
Selling, general and administrative	1,811,606	1,029,402,	2,841,008	1,658,076	901,732	2,559,808
Loss on fair value of derivatives	-	-	-	-	2,932,500	2,932,500
Interest & other income	(73,559)	(76,684)	(150,243)	(10)	(205,776)	(205,786)
Interest expense	448,982	933,944	1,382,926	364,479	708,177	1,072,656
Total costs and expenses	3,053,455	4,767,868	7,821,323	4,246,989	4,687,788	8,934,777
Loss before taxes	$(1,935,949)	(2,733,961)	(4,669,910)	(1,545,017)	(4,021,788)	(5,566,805)
Segment Assets	$9,907,341	39,697,025	49,604,366	7,160,909	18,833,779	25,994,688
Capital expenditures	$9,878	-	9,878	-	161,289	161,289

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

Issuance of Convertible Debt

As part of the December 2005 subordinated convertible debt issuance discussed in Note 10, an existing common stock investor purchased $800 thousand of the $10 million of subordinated convertible debt that was issued. As part of the subordinated convertible debt in 2006 discussed in Note 10, existing common stock investors purchased $1.0 million of the $6.75 million subordinated convertible debt that was issued.

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

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $10 thousand per month for 36 months. The lease is with an affiliate of Tejas Incorporated. The Company believes that the lease is at fair market value for similar space in the Austin, TX commercial real estate market.

In September 2006, the Company’s Chairman and Chief Executive Officer purchased $250 thousand of subordinated convertible debt under the same terms and conditions as the others participating in the issuance.

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

Non-Compete

Clark Wilson, the Company’s chief executive officer, served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1994 to 2002. Pursuant to an agreement executed in connection with the sale of Clark Wilson Homes to J.M. Peters Company in 1994, Mr. Wilson agreed not to engage in the businesses of acquisition, ownership, development, construction or sale of dwelling units in certain portions of the United States in which the Company plan to do business, including the Central Texas region, as well as in any other county in the United States in which J.M. Peters Company conducts business.  By its terms, any non-competition agreement between Mr. Wilson and Capital Pacific expired in June 2007.

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $10 thousand per month for 36 months. The Company also has other office equipment leases. The Company’s future minimum lease payments are as follows:

	2007	2008	2009	2010	2011	Thereafter
Lease obligations	$67,333	134,676	97,077	3,962	240	-

Severance Agreement

During 2006, the Company entered into an employment agreement with Daniel Allen, Chief Financial Officer. The employment agreement provided for payment of severance benefits where the termination is without cause. The severance benefits included payment of one year of base salary; continue to provide health benefits for a period of twelve months, and acceleration of vesting of stock options issued to him. Mr. Allen involuntarily resigned from the Company effective November 9, 2006. Effective November 9, 2006 the Company has continued to pay for Mr. Allen’s salary and benefits. At June 30, 2007 and December 31, 2006, the Company had approximately $85,035 thousand and approximately $180 thousand, respectively, accrued for this contingency.

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

Consulting Arrangement with Audrey Wilson

In March 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of 6 months. Ms. Wilson has agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders. The Company can end our consulting relationship with Ms. Wilson at any time by giving Ms. Wilson 30 days notice. The Company believes that the services Ms. Wilson is providing to the Company are being provided at fair market value.

(9)	Indebtedness

Revolving Credit Facility

On June 29, 2007, the Company, entered into a three-year $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent. The obligations of WFC under the credit facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the credit facility. WFC currently has no borrowings outstanding under the credit facility. The credit facility may be increased to $100 million with the consent of the lenders thereunder.

The credit facility allows the Company to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the credit facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by WFC and the agent.

Outstanding borrowings under the credit facility will bear interest at the prime rate plus 0.25%. WFC is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the credit facility. WFC may elect to prepay the credit facility at any time without premium or penalty.

The credit facility contains customary terms and covenants limiting the Company’s ability to take certain actions, including terms that limit the Company’s ability to place liens on property, pay dividends and other restrictions and payments.  The covenants are as follows:

•	require the Company to maintain a minimum net worth of $20,000,000, net worth includes subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);
•
prohibit the Company’s ratio of debt to equity from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

•	require the Company to maintain working capital of at least $15,000,000.

An event of default will occur under the credit facility if certain events occur, including the following:
•	a failure to pay principal or interest on any loan under the credit facility;
•	the inaccuracy of a representation or warranty when made;
•	the failure to observe or perform covenants or agreements;
•	an event of default beyond any applicable grace period with respect to any other indebtedness;
•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;
•	a condition where any loan document, or any lien created thereunder, ceases to be in full force and effect;
•	the entry of a judgment greater than $1,000,000 that remains undischarged; or
•	a change of control.

If an event of default occurs under the credit facility, then the lenders may: (1) terminate their commitments under the credit facility; (2) declare any outstanding indebtedness under the credit facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

The above description of the material terms of the credit facility is not a complete statement of the parties’ rights and obligations with respect to such transactions. The above statements are qualified in their entirety by reference to the Borrowing Base Loan Agreement executed in connection with the credit facility, a copy of which is filed with the Company's quarterly report for the second quarter of 2007.

The following schedule lists the Company’s notes payable and lines of credit balances at June 30, 2007 and December 31, 2006:

In Thousands		Rate	Maturity Date	2007	2006
Line of Credit, $3 million, development	a	Prime +.50%	Mar-1-08	$1,019	2,250
Line of Credit, $15.5 million, purchase and development	b	Prime +2.00%	Oct-1-08	-	3,587
Notes payable, land	c	12.50%	Mar-1-09	4,700	n/a
Notes payable, seller financed	d	7.0%	Oct. 2009/10	2,474	2,474
Line of Credit, $5 million / $10 million, land and construction	e	Prime +.50%	Feb-6-08	130	600
Notes payable, land	f	Prime +.75%	Jun-1-08	-	6,200
Notes payable, land	g	12.50%	Mar-1-09	7,300	n/a
Notes payable, development	h	Prime +.50%	Feb-1-10	1,750	n/a
Notes payable, family trust	i	8.0%	Apr-1-08	280	280
Notes payable, land, due	j	Prime +.75%	Dec-1-09	-	792
Notes payable, land and development	k	Prime +3.00%	Feb-1-09	655	n/a
2005 $10 million, Subordinated convertible notes, net of discount of $481 thousand and $4,288 thousand, respectively		5.0%	Dec-1-12	9,519	5,712
2006 $6.50 / $6.75 million, Subordinated convertible notes, net of discount of $2,903 and $4,066 thousand respectively		5.0%	Sep-1-13	3,485	2,684
		Total		$31,312	24,579

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

(c)              In March 2007, the company replaced the $15.5 million line of credit (b) with a $4.7 million term loan maturing March 2009. The interest rate on the loan is 12.5%, with interest payable monthly.  The loan has no financial covenants and is secured by the underlying property described above. The Company intends to refinance this loan with the $55 million credit facility.

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

(e)              The Company had a $5 million master construction line of credit that matured on January 11, 2007, used by one of its homebuilding clients. Under the agreement, the Company, as Guarantor, is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter, and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. The Company complied with the above loan covenants. During February 2007, the line of credit was replaced by a $10 million line of credit for land and home construction under the same terms with a maturity date of February 6, 2008. The Company intends to refinance this loan with the $55 million credit facility.

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

(g)              On February 13, 2007 the Company refinanced its land obligation on a land loan of approximately $6.2 million and obtained a new loan of approximately $7.2 million to finance approximately 538 acres. The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee. The loan is secured by the underlying land. The Company intends to refinance this loan with the $55 million credit facility.

(h)              On February 9, 2007, the Company obtained a development loan of approximately $4.6 million. The loan matures on February 1, 2010 and requires quarterly interest payments and principal pay downs as lots are sold. The loan is secured by the property being developed at an interest rate of prime plus 0.50%. The Company intends to refinance this loan with the $55 million credit facility.

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

Subordinated Convertible Debt

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Prior to 2007, derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company accounted for the various embedded derivative features as been bundled together as a single, compound embedded derivative instrument that was bifurcated from the debt host contract, referred to as the “single compound embedded derivatives.”  The single compound embedded derivative features include the conversion feature within the convertible note, the early redemption option and the fixed price conversion adjustment. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible notes. The unamortized discount was amortized using the straight-line method over the life of the convertible note, or 7 years. The penalty warrants were valued based on the fair value of the Company’s common stock on the issuance date using a Black-Scholes valuation model and the unamortized discount was to be amortized as interest expense over the 7-year life of the notes using the straight-line method.

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

Prior to adoption of FSP EITF 00-19-2, the uncertainty of a successful registration of the shares underlying the subordinated convertible debt, required that the freestanding and embedded derivatives be characterized as derivative liabilities. FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify derivative instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated it’s accounting for the subordinated debt transaction and determined that the liability for the penalty warrants be included in the allocation of the proceeds to the various components of the transaction according to paragraph 16 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. The Company also determined the notes contained a beneficial conversion feature under Issues 98-5 and 00-27, and used the effective conversion price based on the proceeds allocated to the convertible instrument to compute the intrinsic value of the embedded conversion option. The Company recalculated the discount on the convertible debt at its intrinsic value and re-characterized the freestanding and embedded derivatives as equity. The previous valuation adjustments of the derivative liabilities were reversed and the amortization of the discounts was adjusted based upon the recalculation. Per FSP EITF 00-19-2, the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.

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

Subordinated Convertible Note at June 30, 2007 and at December 31, 2006

	2007	2006
Notional balance	$10,000,000	10,000,000
Unamortized discount	(481,276)	(4,287,857)
Subordinated convertible debt balance, net of unamortized discount	$9,518,724	5,712,143

2006, $6.75MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250 thousand was a receivable from an owner of land that the Company had under option to purchase.  During the quarter ended June 2007, the Company did not exercise its option to purchase the land and therefore does not expect to receive the additional $250 thousand.   In addition, during the quarter ended June 30, 2007, one of our convertible debt holders who is also the seller of Bohl’s tract purchased common stock with a promissory note.  Under the terms of the promissory note, should the Company not exercise the option to purchase the Bohl’s tract the convertible debt would be used for repayment of the promissory note.  As the Company did not exercise the option to purchase Bohl’s tract the promissory note was repaid from the proceeds of the convertible debt.  The following are the key features of the subordinated convertible debt: Interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, the interest is payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

Convertible Note at June 30, 2007 and December 31, 2006:

	2007	2006
Notional balance	$6,500,000	6,750,000
Unamortized discount	(2,903,531)	(4,066,267)
Subordinated convertible debt balance, net of unamortized discount	$3,596,469	2,683,733

(10)         Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

The Company sold 5,000,000 shares of common stock in a public offering at $3.25 per share that closed on May 19, 2007 and concurrently began trading on the American Stock Exchange under the symbol “WIH”. Related to the financing, the Company incurred the following transaction costs:

(In thousands)
Cash paid to investment banker for underwriting and other fees	$1,219
Legal, printing, accounting and stock exchange registration fees	544
Travel and selling related costs	503
Warrants to purchase 500,000 shares at $4.06 with a fair value based on the Black- Scholes option pricing model with a risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 1 years; and a 60% volatility factor at $0.56 per warrant.	280
Total expenses	$2,546

During June 2007, the Company issued 80,000 shares of Common Stock for the purchase of Green Builders, Inc.

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

The Company had 790,000 shares of common stock available for future grants under the Plan at June 30, 2007. Compensation expense related to the Company’s share-based awards for the six months ended June 30, 2007 and 2006 was approximately $205 thousand and $203 thousand, respectively.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Plan and are reflected in the disclosures below.

During the six months ended June 30, 2007, the Company issued options to purchase 975,000 shares of common stock at exercise prices of ranging from $3.25 to 2.85 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.64%; dividend yields of 0%; weighted average expected life of options ranging from 1 to 4 years; and a 60% volatility factor, management estimated the fair market value of the grants to range from $0.82 to $1.63 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the years ended December 31, 2006 and the six months ended June 30, 2007 are as follows:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding, December 31, 2006	925,000	$2.00 - $2.26	$2.17
Options granted	975,000	$2.85 - $3.25	$3.17
Options exercised	-	-	-
Options forfeited	(190,000)	$2.00 - $2.26	$2.07
Options outstanding, June 30, 2007	1,710,000	$2.00 - $3.25	$2.75
Add: Available for issuance	790,000
Total available under plan	2,500,000

The following is a summary of options outstanding and exercisable at June 30, 2007:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
1,710,000	9.3	$2.75	345,833	8.5	$2.05

At June 30, 2007, there was approximately $1.6 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. That expense is expected to be recognized over a weighted-average period of 3.4 years.  In February 2007, the Company’s Board approved a 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.  This increase will be effective when approved by the Company’s shareholders.

(12)        Purchase of Green Builders, Inc.

On June 19, 2007, the Company purchased Green Builders, Inc. for $65 thousand of cash and issued 80,000 shares of the Company’s common stock valued at $2.70 per share on the date of the transaction. The total purchase price for the acquisition was approximately $281 thousand. The Company allocated the purchase price to trademark with indefinite life in accordance with SFAS 142.

Cash	$17,081
Accounts Receivable	2,900
Accounts Payable	(6,190)
Trademarks	275,985
Others	(8,776)
$281,000

In connection with the acquisition, the Company increased the size of its Board of Directors from four to five persons, and appointed Victor Ayad as a director of the Company. Mr. Ayad was the President and sole shareholder of Green Builders, Inc. prior to the acquisition. The pro forma effect of the acquisition on the Company’s income was not material and is already consolidated into the Company’s results as a VIE under FIN 46(R).

Item 2.      Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2006 and 2005 included in our Form 10-KSB, as well as the information contained in the financial statements, including the notes thereto, appearing in Part 1 of this report. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and in our Registration Statement on Form S-1 (File No. 333-140747).

Overview

Our business plan focuses on the acquisition of undeveloped land that we believe, based on our understanding of population growth patterns and infrastructure development, is strategically located.  This portion of our business focus has required, and is expected to continue to require, the majority of our financial resources.  We have funded these acquisitions primarily with bank debt.  In tandem with our land acquisition efforts, and based upon our strategic market analysis, we also prepare land for homebuilding. We believe that as the central Texas economy expands, our strategic land purchases, land development activities and our homebuilding activities that we have recently commenced will enable us to capitalize on the new growth centers we expect will be created.

We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We are in the process of developing the Green Builders brand and developing our homebuilding strategy.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style. We will build homes on the majority of the lots that we currently have under development.  We may build on lots that we purchase from other land builders or developers. We plan on continuing to acquire and develop land and sell some of those lots to homebuilders.  Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors. Subcontractors will be retained for specific subdivisions pursuant to contracts which we plan to enter into during 2007.

We have derived revenue from the sale of real estate and residential lots, and from services provided to homebuilder clients. We exercise significant influence over, but hold no controlling interest in, homebuilder clients, but we may retain the majority of the risk of loss. At June 30, 2007 and December 31, 2006, we determined that we were the primary beneficiary in certain homebuilder agreements, as defined under FASB Interpretation No. 46(R), or FIN 46(R), entitled “Consolidation of Variable Interest Entities”, where we have a significant, but less than controlling, interest in our clients. In accordance with FIN 46(R), the results of these clients have been consolidated into our financial statements.  A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders.  During the second quarter of 2007, demand for finished lots from national homebuilders was reduced and orders placed for some of our finished lots were cancelled.  We believe that retaining these lots for use by our new homebuilding business is the most efficient use of our finished lots and will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots.  We believe that national homebuilders are trying to reduce their real estate holdings and their demand for real estate has been reduced  in all parts of the country, including areas which have been less affected from the recent slowdown in housing starts, such as Central Texas.

In May 2007 we elected to not exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million located in central Texas.  Instead, we are focusing our resources on the development of our homebuilding business.  Due to the current market conditions in the homebuilding industry, revenue projections for sale of residential lots to other homebuilders has substantially declined. We concluded that we currently have adequate single-family lots for our needs, excluding the Bohls tract. Therefore, we are attempting to renegotiate the purchase price and other significant terms of the contract to purchase the property with the sellers of the Bohls tract.  While these discussions are ongoing, our land purchase option expired in June 2007.

In October 2005, we merged with Wilson Family Communities, Inc., or WFC. WFC was formed early in 2005 with the intention of focusing on acquiring and developing residential land in the central Texas region. In May 2005, WFC merged with a limited partnership that had engaged in various land acquisition and development services.

Results of Operations

SELECTED FINANCIAL DATA
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$1,384,178	2,334,972	3,151,413	3,367,972
Gross profit (loss)	$(885,161)	418,459	(596,219)	792,373
Operating expenses	$1,769,083	1,440,499	2,841,008	2,559,808
Operating loss	$(2,654,244)	(1,022,040)	(3,437,227)	(1,767,435)
Net loss	$(3,315,769)	(4,058,893)	(4,669,910)	(5,566,805)

Homebuilding and Related Services Revenues

Background - Homebuilding and related services consists of home sales and homebuilder services. Historically, all of the home sales have been generated by our clients utilizing our homebuilder services. We consolidate these clients into our operating results based on accounting requirements according to FIN 46(R) and refer to these clients as Variable Interest Entities, or VIEs.

Revenues - During the three months and six months ended June 30, 2007, home sales declined approximately 86% and 59%, respectively, from the same periods in 2006, primarily due to the reduced home sales from our VIEs.  Homebuilding services declined during the three months ended June 30, 2007 by approximately 40% as our one remaining homebuilder client depleted their inventory.  All homebuilding and related services for the three months and six months ended June 30, 2007 were generated with one homebuilder client. This client, as stated previously, is not starting any new homes.  In June 2007 we acquired Green Builders, Inc. and have commenced our homebuilding activities under the name “Green Builders, Inc.”

As of June 30, 2007, we were providing homebuilder services to only one client that was not starting any new homes. We have a receivable of approximately $175 thousand of principal and interest advanced by us to the client in 2006.  We had made a contingency allowance of approximately $50 thousand in 2006 and we recorded approximately $125 thousand of additional loss contingency related to the client’s debt in the second quarter of 2007.

Outlook - As noted in above, we have just recently commenced our own homebuilding activities through our Green Builders, Inc. acquisition and do not expect any additional homebuilding or related services revenue through our VIE’s.  We are in the process of developing the Green Builders brand and developing our homebuilding strategy.  Our strategy is to build homes that are environmentally responsible, resource efficient and built consistently with local styles and standards.  We intended to begin our homebuilding activities in late July 2007 but due to severe weather problems in the Central Texas area, including record rainfall amounts, we have been unable to start building on our finished lots.  To date, we have commenced construction of 15 homes and we expect that we will begin building approximately 40 homes during 2007.

Land Sales

Background– Land sales revenue consists of revenues from the sale of developed lots.  Developing finished lots from land takes approximately one to three years. We may sell our lots to national, regional and local homebuilders that may purchase anywhere from five to one hundred or more lots at a time, although delivery of lots would be scheduled over several months, or we may use our developed lots for our own homebuilding operations.

Revenues– Revenues from land sales increased approximately 77% and 65% for the three months and six months ended June 30, 2007, respectively, from the same periods in 2006, primarily to the completion and sale of residential lots. Gross profit as a percentage of total land revenues declined over the same period in the prior year due to the low volume and mix of land sold. Land sales during the same periods of 2006 consisted of a land purchase option and undeveloped acreage tracts with lower cost of sales, whereas the current year land sales were primarily single family lots.

Cost of Sales - In May 2007 we did not exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million. Our decision not to exercise the option was based on the following.   Due to the current market conditions in the homebuilding industry, revenue projections for sale of residential lots to other homebuilders has substantially declined. We concluded that we currently have adequate single-family lots, excluding the Bohls tract. Therefore, We entered into negotiations with sellers of the Bohls tract to renegotiate the purchase price and other significant terms of the contract to purchase the property. The discussions are ongoing, however, the option expired in June 2007. We recorded a loss provision of approximately $1.3 million relating to development expenses incurred on the tract and expenses expected to be incurred due to the expiration of the option period.  We commenced homebuilding under Green Builders, Inc. effective June 20, 2007 and plan to develop lots and build environmentally responsive, resource efficient and culturally sensitive. We are in the process of developing standards for “green homebuilding” and plan to sell homes in Central Texas, initially in the Austin, Texas, for prices ranging from $200 thousand to $600 thousand.

Outlook–We believe that national homebuilders are trying to reduce their real estate holdings and their demand for real estate has been reduced in all parts of the country, including areas which have been less affected from the recent slowdown in housing starts.  This has impacted central Texas although housing starts have declined by eight percent from the prior year.  In addition, our entry into the homebuilding market could negatively impact our lot sales to third party builders as we will retain more of our developed lots for use for our homebuilding operations.

Costs and Expenses

General and Administrative Expenses

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal, and general office expenses and insurance.

During the three months ended June 30, 2007 and 2006, salaries, benefits, taxes and related employee expenses totaled approximately $474 thousand and $356 thousand, respectively, and represented approximately 31% and 29%, respectively, of total general and administrative expenses for the periods. The increase was primarily for the provision for bonuses of approximately $189 thousand during 2007. During the six months ended June 30, 2007 and 2006, salaries, benefits, taxes and related employee expenses totaled approximately $840 thousand and $735 thousand, respectively, and represented approximately 33% and 33%, respectively, of total general and administrative expenses for the periods. The increase was primarily for the provision for bonuses of approximately $189 thousand during 2007.

Legal, accounting, audit and transaction expense, which includes the expense of filing our registration statements and other SEC filings, totaled approximately $223 thousand and $305 thousand, respectively, in the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, the expenses were approximately $382 thousand and $488 thousand, respectively, due primarily for expenses relating to the 2007 offering that were a reduction in net proceeds versus expenses in the same periods the prior year.

The remaining expenses increased primarily because of an approximately $125 thousand loss provision relating to the termination of our homebuilder services client in the three months and six months ended June 30, 2007. There were also increases in rent, insurance and other general office expenses offset by reductions in costs related to servicing homebuilder clients in prior periods. We expect an increase in general office expenses, salaries and related expenses as we ramp up our homebuilding operations.

Stock compensation expense for the three months ended June 30, 2007 and 2006 was approximately $165 thousand and $122 thousand, respectively, and approximately $205 thousand and $203 thousand, respectively for the six months ended June 30, 2007 and 2006.

Depreciation expense included in general and administrative expenses was approximately $20 thousand and $31 thousand, respectively, for the six months ended June 30, 2007 and 2006 and approximately $267 thousand and $105 thousand, respectively for the same periods for amortization of subordinated debt issuance costs

We expect total general and administrative expenses to increase over the next year as we ramp up the homebuilding business.

Sales and Marketing Expenses

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures, catalogs, signage, and billboards, and market research that benefit our corporate presence and are not included as homebuilding cost of sales.

We expect sales and marketing expenses to increase substantially as continue to ramp up our homebuilding business and develop our green building strategy and corporate branding.

Interest Expense and Income

Interest expense for the three months and six months ended June 30, 2007 and 2006, increased by approximately $102 thousand and $207 thousand, respectively, and was related to the increased subordinated convertible debt issued in September 2006 and the increase in property not under development. Included in the interest expense was amortization of subordinated convertible debt. For the six months ended June 30, 2007 and 2006, the amortization expense of the subordinated debt discount was approximately $397 thousand and $357 thousand, respectively. The 2007 reduction was due to the change in accounting for the subordinated convertible debt. We expect our interest expense to decrease on land and development due to our new line of credit. To the extent we purchase additional land that we hold for future development, our interest expenses will increase.

Interest and other income increased for the six months ended June 30, 2007 over the same period in 2006 due to the increase in cash from our public offering in May 2007 and consisted of interest earned on our cash and cash equivalents and immaterial amounts of miscellaneous other income.

Financial Condition and Capital Resources

Liquidity

At June 30, 2007 we had approximately $15.9 million in cash and cash equivalents. We completed a successful public offering of the Company’s common stock in May 2007, netting us approximately $14 million of cash.

On June 29, 2007, WFC entered into a three-year $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent.  We have guaranteed all of the obligations of WFC under the Credit Facility. The obligations of WFC under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility. We currently have no borrowings outstanding under the Credit Facility.

The Credit Facility allows WFC to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by the WFC and the agent.

Outstanding borrowings under the Credit Facility will bear interest at the prime rate plus 0.25%. WFC is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. WFC may elect to prepay the Credit Facility at any time without premium or penalty.

The Credit Facility contains customary covenants limiting our ability to take certain actions, including covenants that

•	affect how we can develop WFC’s properties;

•	limit WFC’s ability to pay dividends and other restricted payments;

•	limit WFC’s ability to place liens on its property;

•	limit WFC’s ability to engage in mergers and acquisitions and dispositions of assets;

•	require WFC to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);

•	prohibit WFC’s ratio of debt to equity from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

•	require WFC to maintain working capital of at least $15,000,000.

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;

•	the inaccuracy of a representation or warranty when made;

•	the failure to observe or perform covenants or agreements;

•	an event of default beyond any applicable grace period with respect to any other indebtedness;

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	any loan document, or any lien created thereunder, ceases to be in full force and effect;

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain our liquidity, we have financed the majority of our land and development activities with debt and believe we can continue to do so in the future through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity.

Capital Resources

We have raised approximately $16.8 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007. We also entered into a three-year $55 million revolving credit facility with a syndicate of banks mentioned previously. The Credit Facility may be increased to $100 million with the consent of the lenders.

In May 2007 we did not exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million. Our decision not to exercise the option was based on the following factors:

•
Due to the current market conditions in the homebuilding industry, revenue projections for sales of residential lots to other homebuilders has substantially declined. We concluded that we currently have adequate single-family lots for our needs, excluding the Bohls tract. Therefore, we are attempting to renegotiate the purchase price and other significant terms of the contract with the seller of the Bohls tract. While these discussions are ongoing the option expired in June 2007. We recorded a loss provision of approximately $1.3 million relating to development costs incurred on the tract and expenses expected to be incurred due to the expiration of the option period.

•
We commenced homebuilding under Green Builders, Inc. in June 2007 and plan to build and sell homes in the Central Texas area, initially in Austin, Texas, for prices ranging from $200 thousand to $600 thousand.

Due to factors stated above, weather related delays and longer than expected ramp up of homebuilding operations our financial projections have changed. We expect to incur significant losses for the third and fourth quarters of 2007 and first quarter of 2008. We do not expect to be cash flow positive from operations until 2008.

We believe that the capital we raised in May 2007, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but we may be required to raise additional capital in 2008.

Land and homes under construction comprise the majority of the Company’s assets. These assets could suffer devaluation if the housing and real estate market suffers a significant downturn, due to interest rate increases or other reasons. Our debt might then be called, requiring liquidation of assets to satisfy our debt obligations or the use of our cash. A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

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

Consolidation of Variable Interest Entities

We offer certain homebuilder clients surety for their interim construction loans and cash advances to facilitate sales of our residential lots. We may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIE), and the Company may have a significant, but less than controlling, interest in the entities. We account for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, any of these entities. Factors considered in determining whether we have significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

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

Use of Estimates

We have estimated and accrued liabilities for real estate property taxes on our purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options.  To the extent that the estimates are different to the actual amounts, it could have a material effect on the financial statements.

We have two properties that are in Municipal Utility Districts, or MUDs. We incur development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the MUDs, we expect to be reimbursed partially for the above developments costs. The MUDs will issue bonds to repay us once there is enough assessed value on the property for the MUD taxes to repay the bonds. As homes are sold, the assessed value increases in the MUD. It can take several years before there is enough assessed value to recapture the costs. We estimate that we will recover approximately 50% to 70% of eligible costs. In some circumstances, the MUDs will pay for property set aside for the preservation of endangered species, greenbelts and similar uses. To the extent that the estimates are different to the actual amounts, it could have a material effect on the financial statements.

Concentrations

Our current activities are limited to the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, and the San Antonio Metropolitan Statistical Area, or San Antonio MSA. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

We are also dependent upon a limited number of homebuilder services customers which are subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from one homebuilder customer accounted for 100% of our total homebuilding revenue for the three months and six months ended June 30, 2007.

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

Risk Factors

An investment in our common stock involves risks.  Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in us.  The risks below are not the only ones we face.  Additional risks not currently known to us, or that we currently deem immaterial also may impair our business.

Risks Related to Our Business

Our current operating business has a limited operating history and revenues.

In October 2005, we acquired Wilson Family Communities, Inc., or WFC, which has a limited operating history. Accordingly, our business is subject to substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry. The business of WFC was conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., or Athena, to engage in land acquisition and development and, beginning in 2005, to provide homebuilder services. Prior to its merger with WFC, Athena did not generate significant revenues, and, through March 31, 2007, our company has generated revenues of only approximately $8.8 million and has incurred cumulative net losses of approximately $17.0 million.

There can be no assurance that we will be able to successfully acquire, develop and/or market land, develop and market our homebuilder services, commence our homebuilding activities, generate revenues, or ever operate on a profitable basis. We currently have only one active homebuilder for our homebuilder services and are evaluating whether to continue providing services to homebuilders. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in a company with unknown costs, expenses, competition, and other problems to which new ventures are often subject. Investors should not invest in our company unless they can afford to lose their entire investment.

We have recently commenced our homebuilding operations and there is no assurance that we will be successful.

In June 2007 we commenced our homebuilding operations. To date, we have started the construction of 15 homes. There is no assurance that our homebuilding operations will result in revenues or allow us to become profitable. Homebuilding is a competitive industry and we must compete with many other homebuilders, many of them with significantly greater resources than us.

We have incurred a significant amount of debt, but will require additional substantial capital to continue to pursue our operating strategy.

We had approximately $15.9 million in cash and cash equivalents at June 30, 2007. We have secured lines of credit totaling approximately $55 million. No amounts were drawn against these lines of credit as of June 30, 2007. Approximately $130,000 of the notes payable relate to variable interest entities, or VIEs, that had drawn on the lines of credit, which we have guaranteed, to build homes that will be repaid as the completed homes are sold.

We have issued and sold an aggregate of $16.75 million in principal amount of convertible promissory notes since December 2005. These notes bear interest at a fixed rate of 5.0% per annum, with the principal amount of such notes convertible into shares of our common stock at the rate of one share per $2.00 of principal, which conversion rate is subject to proportionate adjustment for stock splits, stock dividends and recapitalizations as well as a “ratchet” adjustment which will apply if we sell shares of our common stock in the future at a price per share of less than $2.00, provided that such conversion rate may not be reduced below a rate of one share of common stock for each $1.00 of note principal.

Our growth plans will require substantial amounts of cash for earnest money deposits, land purchases, development costs and interest payments, and to provide financing or surety services to our homebuilder clients. Until we begin to sell an adequate number of lots and services to cover our monthly operating expenses, costs associated with our sales, marketing and general and administrative activities will deplete cash. Our articles of incorporation contain no limits on the amount of indebtedness we may incur.

We are seeking additional credit lines to finance land purchases and development costs.

Through June 30, 2007, we have closed on four major land development projects. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options totaling over $3.2 million as of June 30, 2007. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, acquire acreage tracts and pay for certain land development activities costing several million dollars. This amount includes the development of land, including costs for the installation of water, sewage, streets and common areas. In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits. In order for us to start or continue the development process, we may incur development costs before we exercise an option agreement. We currently have approximately $351,000 in capitalized development costs, earnest money and deposits outstanding of which the entire amount would be forfeited and expensed if we were to cancel all of these agreements.

Should our financing efforts be insufficient to execute our business plan, we may be required to seek additional sources of capital, which may include partnering with one or more established operating companies that are interested in our emerging business or entering into joint venture arrangements for the development of certain of our properties. However, if we were required to resort to partnering or joint venture relationships as a means to raise needed capital or reduce our cost burden, we likely will be required to cede some control over our activities and negotiate our business plan with our business or joint venture partners.

We are vulnerable to concentration risks because our initial operations have been limited to the central Texas area.

Our real estate activities have to date been conducted almost entirely in the central Texas region, which we define as encompassing the Austin Metropolitan Statistical Area, or Austin MSA, and the San Antonio Metropolitan Statistical Area, or San Antonio MSA. This geographic concentration, combined with a limited number of projects that we plan to pursue, make our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the central Texas economy will affect our sales and, consequently, the underlying values of our properties. For example, the economy in the Austin MSA is heavily influenced by conditions in the technology industries. During periods of weakness or instability in technology industries, we may experience reduced sales, particularly with respect to “high-end” properties, which can significantly affect our financial condition and results of operations. The San Antonio MSA economy is dependent on the service industry (including tourism), government/military and businesses specializing in international trade. To the extent there is a significant reduction in tourism or in staffing levels of military or other government employers in the San Antonio MSA, we would expect to see reduced sales of lower priced homes due to a likely reduction in lower paying tourism- and government-related jobs.

Fluctuations in market conditions may affect our ability to sell our land at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land inventories. There is a lag between the time we acquire control of undeveloped land and the time that we can improve that land for sale to home builders. This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain government approvals and permits. The risk of owning undeveloped land can be substantial as the market value of undeveloped land can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land inventories could occur if market conditions deteriorate or if we purchase land at higher prices during stronger economic periods and the value of those land inventories subsequently declines during weaker economic periods. We could also be forced to sell land or lots for prices that generate lower profit than we anticipate, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a decline in the market vale of our land inventories may give rise to a breach of financial covenants contained in our credit facilities, which could cause a default under one or more of those credit facilities.

Our operations are subject to an intensive regulatory approval process, including governmental and environmental regulation, which may delay, increase the cost of, prohibit or severely restrict our development projects and reduce our revenues and cash flows.

We are subject to extensive and complex laws and regulations that affect the land development process. Before we can develop a property, we must obtain a variety of approvals from local, state and federal governmental agencies with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups have in the past expressed concerns about development plans in or near the central Texas region, our ability to develop these properties and realize future income from them could be delayed, reduced, made more expensive or prevented altogether.

Real estate development is subject to state and federal regulations as well as possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and the protection of endangered species and their habitats. We are making and will continue to make expenditures and other accommodations with respect to our real estate development for the protection of the environment. Emphasis on environmental matters may result in additional costs to us in the future or a reduction in the amount of acreage that we can use for development or sales activities.

We may be subject to risks as a result of our entry into joint ventures.

To the extent that we undertake joint ventures to develop properties or conduct our business, we may be liable for all obligations incurred by the joint venture, even though such obligations may not have been incurred by us, and our share of the potential profits from such joint venture may not be commensurate with our liability. Moreover, we will be exposed to greater risks in joint ventures should our co-venturers’ financial condition become impaired during the term of the joint venture, as creditors will increasingly look to our company to support the operations and fund the obligations of the joint venture.

Our operations are subject to weather-related risks.

Our land development operations and the demand for our homebuilder services may be adversely affected from time to time by weather conditions that damage property. The central Texas region is prone to tornados, hurricanes entering from the Gulf of Mexico, floods, hail storms, severe heat and droughts.  In 2007, the central Texas region has received significant levels of rain that have delayed and in some cases stopped construction projects.  We maintain only limited insurance coverage to protect the value of our assets against natural disasters. Additionally, weather conditions can and have delayed our development and construction projects by weeks or months which could delay and decrease our anticipated revenues. To the extent we encounter significant weather-related delays, our business would suffer.

The availability of water could delay or increase the cost of land development and adversely affect our future operating results.

The availability of water is becoming an increasingly difficult issue in the central Texas region and other areas of the Southwestern United States. Many jurisdictions are now requiring that builders provide detailed information regarding the source of water for any new community that they intend to develop. Similarly, the availability of treatment facilities for sanitary sewage is a growing concern. Many urban areas have insufficient resources to meet the demand for waste-water and sanitary sewage treatment. To the extent we are unable to find satisfactory solutions to these issues with respect to future development projects, our operations could be adversely affected.

We are subject to risks related to environmental damages.

We may be required to undertake expensive and time-consuming clean-up or remediation efforts in the event that we encounter environmental hazards on the lots we own, even if we were not originally responsible for or aware of such hazards. In the event we are required to undertake any such remediation activities, our business could suffer.

We are at risk of loss for loans or advances to our customers.

To the extent we offer surety or financing to our homebuilder customers, we could suffer losses if the funds advanced are not used for their intended purposes and we are forced to exercise legal remedies or incur expenses to recoup our collateral. Although we closely monitor the activities for which the money is intended, it is possible for the funds to be wasted or misappropriated. We do not believe we are required to obtain any license to provide these loans or advances, nor are we limited by our charter on the amount of surety or financing we can offer, but regulatory changes could require that we do so in the future.

We are a small company and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

We are a small company with a finance and accounting organization that we believe is of appropriate size to support our current operations; however, the rigorous demands of being a public reporting company may lead to a determination that our finance and accounting group is undersized. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on our personnel, systems and resources.

The Securities Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

These rules and regulations also have made it more difficult and more expensive for us to maintain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to maintain such coverage. If we are unable to maintain adequate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

We depend on our key personnel to manage our business effectively.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Clark N. Wilson, our chief executive officer and the founder of WFC, to provide the necessary leadership to execute our growth plans. Although we intend to acquire a key-man life insurance policy for Mr. Wilson, the loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, and in particular sales personnel, could impede our ability to expand our sales and marketing activities as desired, and negatively impact our profitability.

We have borrowed money at floating interest rates and if interest rates were to significantly increase, our financial results could suffer.

We have borrowed approximately $4.0 million at interest rates of prime plus 0.50% to 2.00% that adjust in relation to the prime rate. If the prime rate were to significantly increase, we will be required to pay additional amounts in interest under these notes and line of credit and our financial results could suffer.

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

Our growth strategy to expand into new geographic areas poses risks.

We may expand our business into new geographic areas outside of the central Texas region. We will face additional risks if we expand our operations in geographic areas or climates in which we do not have experience, including:

•	adjusting our land development methods to different geographies and climates;

•	obtaining necessary entitlements and permits under unfamiliar regulatory regimes;

•	attracting potential customers in a market in which we do not have significant experience; and

•	the cost of hiring new employees and increased infrastructure costs.

We may not be able to successfully manage the risks of such an expansion, which could have a material adverse effect on our revenues, earnings, cash flows and financial condition.

If we are unable to generate sufficient cash from operations or secure additional borrowings, we may find it necessary to curtail our development activities.

Our performance continues to be substantially dependent on future cash flows from real estate financing and sales and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our current and future properties. If we are unsuccessful in obtaining adequate loans or in generating positive cash flows, we could be forced to: abandon some of our development activities, including the development of sub-divisions and entitling of land for development; forfeit option fees and deposits; default on loans; violate covenants with our current lenders and convertible note holders thereby putting us in default; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.

Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic and environmental conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

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

Risks Related to Investment in Our Securities

Our company is a holding company, and the obligations of our company are subordinate to those of our operating subsidiary.

Our company is a holding company with no material assets other than our equity interest in our wholly owned subsidiary, Wilson Family Communities, or WFC. WFC conducts substantially all of our operations and directly owns substantially all of our assets. WFC also has entered into a credit facility to finance the purchase of some of our land holdings and this credit facility is secured by the assets of WFC.  The holding company structure places any obligations of Wilson Holdings subordinate to those of our operating subsidiary, WFC. Therefore, in the event of a liquidation, creditors of WFC would be repaid prior to any distribution to the creditors or stockholders of Wilson Holdings. After the repayment of all obligations incurred by WFC and the repayment of all obligations of Wilson Holdings, any remaining assets could then be distributed to Wilson Holdings as the holder of all shares of common stock of WFC and in the event of our liquidation subsequently would be distributed among the holders of our common stock.

Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

Clark N. Wilson, our President and Chief Executive Officer, owns or controls approximately 59% of our issued and outstanding common stock.  This ownership position will provide Mr. Wilson with the voting power to significantly influence the election of all members of our Board of Directors and, thereby, to exert substantial control over all corporate actions and decisions for an indefinite period.

We issued $16.75 million in convertible notes and if these notes are converted into shares of common stock, or if the warrants issued in conjunction with such notes are exercised, our stockholders would suffer substantial dilution.

In December 2005 and September 2006, we issued convertible promissory notes which may be converted, at the election of the holders of the notes, into shares of our common stock at a conversion price of $2.00 per share. In conjunction with these note financings, we also issued warrants to the purchasers which have vested and to the placement agent evidencing the right to purchase an aggregate of 1,157,187 shares of our common stock at an exercise price of $2.00 per share. While the holders of these notes and warrants have not indicated to us that they plan to convert their notes into, or exercise their warrants for, shares of our common stock, in the event they elect to do so we would be required to issue up to 8,375,000 additional shares of our common stock in conversion of the notes and 1,157,187 shares of our common stock upon exercise of the warrants, which would be dilutive to our existing stockholders. Each convertible note is convertible into shares of our common stock at the option of the holder. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. A “ratchet” adjustment in the conversion price, and the corresponding rate at which the convertible notes may be converted into shares of our common stock, also is triggered upon the issuance of certain equity securities or equity-linked securities with a conversion price, exercise price or share price of less than $2.00 per share, provided, that the conversion price cannot be lower than $1.00 per share.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. For example, the grant of a large number of stock options or other securities under an equity incentive plan or the sale of our equity securities in private placement transactions at a discount from market value could adversely affect the market price of our common stock.

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

Provisions of our articles of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Our authorized but unissued shares of common stock are available for our board to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of us by means of a proxy context, tender offer, merger or other transaction. In the future, we may elect to amend our charter to provide for authorized but unissued shares of preferred stock that would be issuable at the discretion of the Board of Directors. We can amend and restate our charter by action of the Board of Directors and the written consent of a majority of stockholders.

We may become subject to Nevada’s Control Share Acquisition Act (Nevada Revised Statutes 78.378 -78.3793), which prohibits an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the issuing corporation’s stockholders. The first such threshold is the acquisition of at least one-fifth but less that one-third of the outstanding voting power. Wilson Holdings may become subject to Nevada’s Control Share Acquisition Act if it has 200 or more stockholders of record at least 100 of whom are residents of the State of Nevada and does business in the State of Nevada directly or through an affiliated corporation. Currently, we do not conduct business in the State of Nevada directly or through an affiliated corporation.

As a Nevada corporation, we also are subject to Nevada’s Combination with Interested Stockholders Statute (Nevada Revised Statutes 78.411 - 78.444) which prohibits an “interested stockholder” from entering into a “combination” with the corporation, unless certain conditions are met. An “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior three years, did beneficially own) 10 percent or more of the corporation’s voting stock.

Clark N. Wilson, our President and Chief Executive Officer, also owns approximately 59% of our issued and outstanding common stock. All of these factors may decrease the likelihood that we would be, or the perception that we can be, acquired, which may depress the market price of our common stock.

Item 3.	Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended June 30, 2007.

The Company is required to be in compliance with Sarbanes Oxley Section 404 certification requirements relating to internal controls for the year ending December 31, 2007.  Beginning in June 2007, we have commenced our homebuilding activities, are in the process of implementing a new enterprise wide information technology system, and have experienced turnover in the accounting and finance departments.  We are working with our Audit Committee on implementing internal controls in the activities and hiring of qualified personnel in accounting and finance department. Any failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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
4.1
 Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to
Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “Form S-1”)
and incorporated herein by reference)

10.1	Borrowing Base Loan Agreement by and between Wilson Family Communities, Inc. and RBC Centura Bank, with Franklin Bank SSB and International Bank of Commerce as co- lenders, dated June 30, 2007
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

August 14, 2007	By:	/s/ Clark Wilson
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
4.1
Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to
Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “Form S-1”)
and incorporated herein by reference)

10.1	Borrowing Base Loan Agreement by and between Wilson Family Communities, Inc and RBC Centura Bank, with Franklin Bank SSB and International Bank of Commerce as co- lenders dated June, 30, 2007
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002