Form 10QSB
period 2007-09-30
WILSON HOLDINGS, INC.
filed 2007-11-14
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

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

Yes ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of November 13, 2007, the registrant had 23,135,538 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

Table of Content

i

Table of Content

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

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects and strategies. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this quarterly report on Form 10-QSB are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements.

Copies of our public filings are available at www.wilsonfamilycommunities.com and on EDGAR at www.sec.gov.

In addition to the information in Part I, Item 2 – “Management’s Discussion and Analysis or Plan of Operation” in this quarterly report on Form 10-QSB, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Whenever we refer in this report to “Wilson Holdings,” “Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiaries,  Wilson Family Communities, Inc., a Delaware corporation and Green Builders, Inc., a Texas corporation.

ii

Table of Content

 Item 1.                      Financial Statements

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
	(Unaudited)
	September 30,	December 31,
ASSETS
Cash and cash equivalents	$13,073,214	2,673,056
Restricted cash	-	2,192,226
Inventory
Land and land development	32,463,411	29,908,325
Homebuilding inventories	2,843,704	847,653
Total inventory	35,307,116	30,755,978
Other assets	729,471	196,195
Debt issuance costs, net of amortization	1,265,218	1,458,050
Equipment and software, net of accumulated depreciation and amortization of $32,294 and $46,358, respectively	232,357	97,956
Total assets	50,607,375	37,373,461
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	1,404,151	1,376,117
Accrued real estate taxes payable	405,060	454,764
Accrued liabilities and expenses	215,372	529,090
Accrued interest	464,809	302,555
Deferred revenue	159,381	11,223
Lines of credit	472,365	6,436,706
Notes payable	20,165,993	9,466,621
Notes payable, related party	-	279,800
Subordinated convertible debt, net of $3,384,807 and $5,224,502 discount, respectively	13,254,780	8,395,876
Derivative liability, convertible note compount embedded derivative	-	7,462,659
Derivative liability, contingent warrants issued to subordinated convertible debt holders	-	1,883,252
Total liabilities	36,541,911	36,598,663
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 and 80,000,000 shares authorized, respectively, 23,135,538 and 18,055,538 shares issued and outstanding at September 30, 2007 and December 31, 2006, repectively	23,136	18,056
Additional paid in capital	27,040,304	16,809,885
Retained deficit	(12,997,976)	(16,053,143)
Total stockholders' equity	14,065,464	774,798
Commitments and contingencies	-	-
Total liabilities and stockholders' equity	$50,607,375	37,373,461

See accompanying notes to the consolidated financial statements.

Table of Content

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended Sept. 30, 2007 and 2006

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Homebuilding and related services	$177,901	1,482,933	1,295,407	4,184,905
Land sales	1,115,186	413,811	3,149,093	1,079,811
Total revenues	1,293,087	1,896,744	4,444,500	5,264,716

Cost of revenues:
Homebuilding and related services	159,088	1,255,959	1,025,514	3,480,403
Land sales	913,506	273,332	3,794,712	624,487
Total cost of revenues	1,072,595	1,529,291	4,820,227	4,104,890

Gross profit:
Homebuilding and related services	18,812	226,974	269,892	704,502
Land sales	201,680	140,479	(645,619)	455,324
Total gross profit	220,492	367,453	(375,727)	1,159,826

Costs and expenses:
Corporate general and administration	1,326,161	1,168,128	3,871,587	3,369,843
Sales and marketing	77,238	282,328	372,820	640,421
Total costs and expenses	1,403,399	1,450,456	4,244,407	4,010,264
Operating loss	(1,182,907)	(1,083,003)	(4,620,134)	(2,850,438)
Other income (expense):
Loss on fair value of derivatives	-	(460,000)	-	(3,392,500)
Interest and other income	141,235	54,413	291,478	260,199
Interest expense	(844,307)	(570,430)	(2,227,233)	(1,643,086)
Total other expense	(703,072)	(976,017)	(1,935,755)	(4,775,387)
Net loss	$(1,885,979)	(2,059,020)	(6,555,889)	(7,625,825)

Basic and diluted loss per share	$(0.08)	(0.12)	(0.32)	(0.43)

Basic and diluted weighted average common shares outstanding	23,135,538	17,706,625	20,586,649	17,706,625

See accompanying notes to the consolidated financial statements.

Table of Content

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,555,889)	(7,625,825)
Non cash adjustments:
Loss on fair value of derivatives	-	3,392,500
Amortization of convertible debt discount	536,230	535,983
Amortization of debt issuance costs	192,832	157,927
Stock-based compensation expense	540,900	349,507
Services provided without compensation by principal shareholders	20,000
Depreciation and amortization	55,309	44,940
Loss on land option purchase	1,254,968
Effect of deconsolidation of variable interest entity	259,880
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(5,806,106)	(7,620,582)
Increase in other assets	(272,341)	(67,763)
Increase in accounts payable	28,034	435,198
(Decrease) in real estate taxes payable	(49,704)
(Decrease) increase in accrued expenses	(313,718)	684,179
Increase in deferred revenue	148,158	-
(Decrease) increase in accrued interest	162,254	(37,194)
Net cash used in operating activities	(9,799,192)	(9,751,130)
Cash flows from investing activities:
Purchase of fixed assets	(201,565)	(68,479)
Cash paid for Green Builders, Inc.	(32,919)	-
Net cash used in investing activities	(234,484)	(68,479)
Cash flows from financing activities:
Decrease in restricted cash	2,192,226	-
Repayments to related parties, net	(279,800)
Issuances (repayments) of notes payable, net	10,699,372	(897,579)
(Repayments) advances on lines of credit, net	(5,964,341)	9,713,395
Cash paid for debt issuance costs	-	(212,246)
Common stock sales, net of transaction costs	13,786,377	-
Net cash provided by financing activities	20,433,834	8,603,570
Net increase (decrease) in cash and cash equivalents	10,400,158	(1,216,039)
Cash and cash equivalents at beginning of period	2,673,056	10,019,816
Cash and cash equivalents at end of period	$13,073,214	8,803,777

Cash paid for interest	$1,872,716	1,064,421
Cash paid for income taxes	$-	-

Non cash in financing activities:
Assets and Liabilities acquired from Green Builders, Inc.
Accounts Receivable	$2,900	-
Accounts Payable	$6,190	-

See accompanying notes to the consolidated financial statements.

Table of Content

WILSON HOLDINGS, INC.
Statements of Stockholders' Equity
Nine Months Ended September 30, 2007 and 2006

	Common Stock
	Shares	Amount		Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2006	18,055,538		$18,056	$16,809,885	$(16,053,143)	$774,798
Cumulative adjustment for restatement per FSP 00-19-2		$		$(4,577,938)	$9,351,175	$4,773,237
Stock-based compensation expense	-		-	540,900	-	540,900
Sale of common stock, net of transaction costs	5,000,000		5,000	14,031,377	-	14,036,377
Issuance of common stock for purchase of Green Builders, Inc., net of transaction costs	80,000		80	216,080	-	216,160
Services provided without compensation by principal shareholder				20,000	-	20,000
Effect of deconsolidation of variable interest entity	-		-	-	259,880	259,880
Net loss	-		-	-	(6,555,889)	(6,555,889)
Balances at September 30, 2007	23,135,538		$23,136	$27,040,304	$(12,997,977)	$14,065,463

See accompanying notes to the consolidated financial statements.

Table of Content

(1)           Organization and Business Activity

Wilson Holdings, Inc., (the “Company”) is a Nevada corporation formerly known as Cole Computer Corporation, a Nevada corporation. Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Wilson Holdings, Inc., a Delaware corporation, and a majority of its stockholders, Wilson Acquisition Corp., a Delaware corporation and now a subsidiary of the Company, and Wilson Family Communities, Inc., a Delaware corporation (“WFC”), Wilson Acquisition Corp. and WFC merged and WFC became a wholly-owned subsidiary of the Company.

The consolidated financial statements and the notes of the Company as of September 30, 2007 and for the three months and nine months ending September 30, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2006 audited financials statements contained in the Company’s Form 10-KSB, filed February 16, 2007. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In September 2007, the Company changed its fiscal year-end from December 31 to September 30 and will file an annual report on Form 10-KSB for the transitional period from January 1, 2007 to September 30, 2007 with the Securities and Exchange Commission on or before December 31, 2007.

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

The Company has estimated and accrued liabilities for real estate property taxes on its purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options. To the extent that the estimates are different from the actual amounts, it could have a material effect on the financial statements.

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

Table of Content

 (2)          Summary of Significant Accounting Policies (Continued)

(c)           Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

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

Table of Content

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

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at September 30, 2007 and 2006 because the effect would be anti-dilutive as summarized in the table below:

	September 30,
	2007	2006
Stock options	1,835,000	1,145,000
Common stock warrants	1,143,125	1,312,500
Total	2,978,125	2,457,500

(f)            Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(3)           Liquidity and Capital Resources

Liquidity

At September 30, 2007, the Company had approximately $13.1 million in cash and cash equivalents. The Company completed a successful public offering of the Company’s common stock in May 2007, netting the Company approximately $14 million of cash.

On June 29, 2007, WFC entered into a three-year $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent.  The Company has guaranteed all of WFC’s obligations under the Credit Facility.  The obligations of WFC under the Credit Facility will be secured by assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.  WFC currently has approximately $2.7 million in borrowings under the Credit Facility.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until it begins to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

To maintain its liquidity, the Company has financed the majority of its land and development activities with debt, and believes it can continue to do so in the future through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity.

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

In May 2007 the Company did not exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million. The Company’s decision not to exercise the option was based on the following factors:

•
Due to the current market conditions in the homebuilding industry, revenue projections for sale of residential lots to other homebuilders has substantially declined. The Company concluded that it currently has adequate single-family lots, excluding the Bohls tract. Therefore, the Company entered into negotiations with sellers of the Bohls tract to renegotiate the purchase price and other significant terms of the contract to purchase the property. The discussions are ongoing; however, the option expired in June 2007. The Company recorded a loss provision of approximately $1.3 million relating to development costs incurred on the tract and expenses expected to be incurred due to the expiration of the option period.

•
The Company commenced homebuilding through its wholly owned subsidiary Green Builders, Inc. effective June 20, 2007 and plans to build and sell homes in the Central Texas area, initially in Austin, Texas, for prices ranging from $200 thousand to $700 thousand.

Table of Content

Due to market conditions discussed above, weather related delays and longer than expected ramp up of homebuilding operations, the Company’s financial projections have changed. The Company expects to incur significant losses for its first and second quarters of fiscal 2008.

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

In October 2007 the Company amended its four notes payable, seller financed, that serve as part of the purchase of 534 acres in Travis County described above.  The notes payable maturity date has been extended to October 12, 2011.  The terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million in October 2011.

In October 2007 the Company refinanced its land obligation on a land loan for approximately 120 acres in Georgetown Village Section 9 of approximately $1.1 million and obtained a new loan of approximately $4.3 million to finance development for Georgetown Village Section 9.   The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years.

(4)           Inventory

The Company’s land inventory includes real estate held for sale or under development and earnest money on land purchase options. Construction in progress includes development costs, prepaid development costs, and development costs on land under option but not owned. Homebuilding inventory represents speculative homes under construction.  The Company expects the homebuilding inventory to increase as it begins to build in additional communities.

Earnest money deposits for land costs and development costs on land under option, not owned, totaled $355 thousand and $451 thousand at September 30, 2007 and December 31, 2006, respectively, of which $350 thousand and $451 thousand is non-refundable if the Company does not exercise the option and purchase the land.

As of September 30, 2007 it had approximately 1,944 acres of land with approximately 738 acres under development and construction in Hays County, Travis County and Williamson County, Texas. During June 2007, the Company chose not to exercise the option on the Bohls Ranch tract of approximately 428 acres and took a charge of approximately $1.3 million against income for prepaid development costs.

In April 2007 10 acres of Highway 183 was condemned by the State.  In July 2007 the Company received final judgement from the State and received proceeds of approximately $410 thousand for the condemned land.  The Company currently has an option agreement from an outside buyer for the remaining 5 acres.

Effective July 2007, the Company put a hold on development of phases 2 through 5 of Rutherford West. From that date, all interest costs related to holding this property has been recorded as an expense.

Table of Content

Below is a summary of the property that is owned or under contract by the Company at September 30, 2007:

Property	Approximate Acreage	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at Sept. 30, 2007 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	666	666	n/a	$ 12,369	666	Hays
Highway 183	5	5	n/a	113	-	Travis
Georgetown Village	648	176	472	6,199	42	Williamson
Villages of New Sweden	534	534	-	10,716	-	Travis
Elm Grove	91	30	61	3,011	30	Hays
Other land projects				55
Sub-total land	1,944	1,411	533	$32,463	738
Homebuilding inventory	-	-	-	2,844	-
Total inventory	1,944	1,411	533	$ 35,307	738

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

(5)           Consolidation of Variable Interest Entities

The Company exercises significant influence over, but holds no controlling interest in, our homebuilder client. It bears the majority of the rewards and risk of loss. At December 31, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), that it has a significant, but less than controlling, interest in the entity. The results of this client have been consolidated into its financial statements.

Below is a summary of the effect of the consolidation of these entities for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,119,405	177,900	(a)	(4,218)	1,293,087
Expenses

Cost of Revenues	913,506	163,306	(a)	(4,218)	1,072,595
General, administrative, sales and marketing	1,366,546	25,723		11,130	1,403,399
Costs and expenses before interest	2,280,052	189,029		6,912	2,475,994
Operating income/(loss)	(1,160,648)	(11,129)		(11,130)	(1,182,907)

Table of Content

	Three Months Ended September 30, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	695,592	1,482,933	(a)	(281,781)	1,896,744
Expenses
Cost of revenues	429,157	1,374,427	(a)	(274,293)	1,529,291
General, administrative, sales and marketing	1,293,284	82,698	(b)	74,474	1,450,456
Costs and expenses before interest	1,722,441	1,457,125		(199,819)	2,979,747
Operating income/(loss)	(1,026,849)	25,808		(81,962)	(1,083,003)

(a)	Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b)	Gain of VIE.

Below is a summary of the effect of the consolidation of these entities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	3,233,233	1,295,406	(a)	(84,139)	4,444,500
Expenses
Cost of Revenues	3,794,712	1,109,653	(a)	(84,139)	4,820,227
General, administrative, sales and marketing	4,078,820	165,587			4,244,407
Costs and expenses before interest	7,873,532	1,275,240		(84,139)	9,064,634
Operating income/(loss)	(4,640,300)	20,166		-	(4,620,134)

	Nine Months Ended September 30, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,887,579	4,196,905	(a)	(819,768)	5,264,716
Expenses
Cost of revenues	1,114,829	3,802,341	(a)	(812,280)	4,104,890
General, administrative, sales and marketing	3,534,899	287,654	(b)	187,711	4,010,264
Costs and expenses before interest	4,649,728	4,089,995		(624,569)	8,115,154
Operating income/(loss)	(2,762,149)	106,910		(195,199)	(2,850,438)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b) Loss of VIE.

On June 19, 2007, the Company purchased one of its variable interest entities, Green Builders, Inc, now a wholly owned subsidiary of Wilson Holdings.

The Company terminated its relationship with its final homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which the Company had guaranteed the loans.  As a result of the termination of the relationship, the Company recorded approximately a $260 thousand increase in stockholders equity.

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

Table of Content

The following table presents segment operating results before taxes for the three months ended September 30, 2007 and 2006:

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$177,901	1,115,186	1,293,087	1,482,933	413,811	1,896,744
Costs and expenses:
Cost of revenues	159,088	913,506	1,072,595	1,255,959	273,332	1,529,291
Selling, general and administrative	835,007	568,392	1,403,399	993,067	457,389	1,450,456
Loss on fair value of derivatives	-	-	-	-	460,000	460,000
Interest & other income	(77,680)	(63,556)	(141,235)	(143,741)	89,328	(54,413)
Interest expense	1,136,652	(292,345)	844,307	286,237	284,193	570,430
Total costs and expenses	2,053,068	1,125,997	3,179,066	2,391,522	1,564,242	3,955,764
Loss before taxes	$(1,875,167)	(10,811)	(1,885,979)	(908,589)	(1,150,431)	(2,059,020)
Segment Assets	$11,236,511	39,370,864	50,607,374	3,048,126	28,016,470	31,064,596
Capital expenditures	$181,409	20,157	201,565	-	-	-

The following table presents segment operating results before taxes for the nine months ended September 30, 2007 and 2006:

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$1,295,407	3,149,093	4,444,500	4,184,905	1,079,811	5,264,716
Costs and expenses:
Cost of revenues	1,025,514	3,794,712	4,820,227	3,480,403	624,487	4,104,890
Selling, general and administrative	2,646,613	1,597,794	4,244,407	2,651,143	1,359,121	4,010,264
Loss on fair value of derivatives	-	-	-	-	3,392,500	3,392,500
Interest & other income	(151,239)	(140,240)	(291,478)	(143,751)	(116,448)	(260,199)
Interest expense	1,585,634	641,599	2,227,233	650,716	992,370	1,643,086
Total costs and expenses	5,106,523	5,893,865	11,000,389	6,638,511	6,252,030	12,890,541
Loss before taxes	$(3,811,116)	(2,744,772)	(6,555,889)	(2,453,606)	(5,172,219)	(7,625,825)
Segment Assets	$11,236,511	39,370,864	50,607,374	3,048,126	28,016,470	31,064,596
Capital expenditures	$181,409	20,157	201,565	-	68,479	68,479

(7)            Related Party Transactions

In March of 2005, some of the trusts belonging to the Wilson family purchased a note for approximately $280 thousand from a third party that is secured by approximately 15 acres of land. At the time of purchase, the terms of the note payable to the trusts belonging to family members of Clark Wilson remained the same at 8% per annum but the maturity date was changed from October 7, 2005 to April 4, 2006 when the entire principal and interest would be due and payable.  On March 29, 2006 the note was extended till April 4, 2008.  In August 2007 all outstanding principal and interest was paid in the normal course of a land closing.

Table of Content

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

In connection with the placement of an additional $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas Securities Group, Inc. served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas Securities Group, Inc. commissions of $70 thousand and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,088,963 shares of our common stock. Clark N. Wilson, who serves as our President and Chief Executive Officer and is a director of the Company, has served on the board of directors of Tejas Incorporated since October 1999, and is compensated for such service.  Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 60,000 shares of common stock.  Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

Barry A. Williamson is a member of our board of directors and, until January 31, 2006, was a member of the board of directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-elected to the board of directors of Tejas Incorporated in November 2006.

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $10 thousand per month for 36 months. The lease is with a subsidiary of Tejas Incorporated. The Company believes that the lease is at fair market value for similar space in the Austin, Texas commercial real estate market.

In September 2006, the Company’s Chairman and Chief Executive Officer purchased $250 thousand of subordinated convertible debt under the same terms and conditions as the others participating in the issuance.

In December 2006, Tejas Securities Group, Inc. exercised 535,000 warrants, exercisable at $2.00 per share, in a cashless exercise netting the warrant holder 348,913 shares of common stock.

(8)           Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company plans to enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own before it exercises its option agreement.

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $10 thousand per month for 36 months. The Company also has office equipment leases. The Company’s future minimum lease payments for future fiscal years are as follows:

	2008	2009	2010	2011	2012
Lease obligations	$139,484	113,208	3,966	240	240

Severance Agreement

During 2006, the Company entered into an employment agreement with Daniel Allen, then Chief Financial Officer. The employment agreement provided for payment of severance benefits where the termination is without cause. The severance benefits included payment of one year of base salary; continue to provide health benefits for a period of twelve months, and acceleration of vesting of stock options issued to him. Mr. Allen involuntarily resigned from the Company effective November 9, 2006. Effective November 9, 2006 the Company has continued to pay for Mr. Allen’s salary and benefits. At September 30, 2007 and December 31, 2006, the Company had approximately $40 thousand and approximately $180 thousand, respectively, accrued for this contingency.

Table of Content

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

Consulting Arrangement with Arun Khurana

On September 18, 2007, Wilson Holdings, Inc. entered into a consulting agreement with Arun Khurana, its Vice President and Chief Financial Officer, pursuant to which Mr. Khurana will transition from his position as an executive officer of the Company into a consulting role, beginning on the later to occur of October 31, 2007 or the date the Company files its Annual Report on Form 10-KSB for the transition period ending September 30, 2007 and ending on October 31, 2008 (the Consulting Term).  Mr. Khurana will remain as the Company’s Vice President and Chief Financial Officer, and principal financial officer, until the beginning of the Consulting Term. Mr. Khurana intends to transition into a consulting role as a part of the Company’s efforts to reduce its expenditures through fiscal 2008 as the Company has decided to focus its efforts on commencing its homebuilding operations, as described in detail in its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007.  The Company anticipates that Lisa Tucker, the Company’s Chief Accounting Officer, will assume the role of the Company’s principal financial officer beginning in fiscal 2008.

Pursuant to the consulting agreement, during the consulting term Mr. Khurana will (i) review and provide comments on the Company’s periodic filings with the Securities and Exchange Commission, (ii) advise the Company on its Sarbanes-Oxley Act compliance and implementation efforts,  (iii) advise the Company regarding financing and joint venture matters, and (iv) transition his responsibilities to the Chief Accounting Officer of the Company.  During the consulting term, Mr. Khurana will receive a consulting fee of $11,500 per month and all unvested options to purchase the Company’s common stock will vest in full.

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of 6 months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continues to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, the Company has recorded $20 thousand as compensation expense and credited equity for two months of services recorded at fair market value.

(9)            Indebtedness

Revolving Credit Facility

On June 29, 2007, the Company entered into a three-year $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent. The obligations of WFC under the credit facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the credit facility. WFC currently has approximately $2.7 million in borrowings outstanding under the credit facility. The credit facility may be increased to $100 million with the consent of the lenders thereunder.

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

Table of Content

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

If an event of default occurs under the credit facility, then the lenders may: (1) terminate their commitments under the credit facility; (2) declare any outstanding indebtedness under the credit facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.  The Company is in compliance with its covenants as of  September 30, 2007.

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

The following schedule lists the Company’s notes payable and lines of credit balances at September 30, 2007 and December 31, 2006:

Table of Content

In Thousands		Rate	Maturity Date	2007	2006
Line of Credit, $3 million, development	a	Prime +.50%	Mar-1-08	$472	2,250
Line of Credit, $15.5 million, purchase and development	b	Prime +2.00%	Oct-1-08	-	3,587
Notes payable, land	c	12.50%	Mar-1-09	4,700	n/a
Notes payable, seller financed	d	7.0%	Oct. 2009/10	2,475	2,474
Line of Credit, $5 million / $10 million, land and construction	e	Prime +.50%	Feb-6-08	-	600
Notes payable, land	f	Prime +.75%	Jun-1-08	-	6,200
Notes payable, land	g	12.50%	Mar-1-09	7,300	n/a
Notes payable, development	h	Prime +.50%	Feb-1-10	1,502	n/a
Notes payable, family trust	i	8.0%	Apr-1-08	-	280
Notes payable, land, due	j	Prime +.75%	Dec-1-09	-	792
Notes payable, land and development	k	Prime +3.00%	Feb-1-09	1,440	n/a
Line of Credit,$55 million, land and development and construction	l	Prime + .25%	June-29-08	2,749	n/a
2005 $10 million, Subordinated convertible notes, net of discount of $481 thousand and $4,288 thousand, respectively		5.0%	Dec-1-12	9,541	5,712
2006 $6.50 / $6.75 million, Subordinated convertible notes, net of discount of $2,903 and $4,066 thousand respectively		5.0%	Sep-1-13	3,714	2,684
		Total		$33,893	24,579

(a)              In March 2006, the Company secured a $3.0 million line of credit development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan is secured by property being developed into single-family home lots, totaling approximately 32.6 acres located in Williamson County, Texas. Each of the lots will be released upon payment to the bank of either 125% of the loan basis or 90% of the net sales proceeds for each lot to be released. The Company must make cumulative principal reductions in the aggregate amount of approximately $494 thousand every three months in the calendar year beginning at the end of the first calendar month in which the completion date occurs, which was during July 2006.

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

Table of Content

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

(f)              In June 2005, the Company issued notes payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land. These notes had a total balance of approximately $6.7 million at December 31, 2005. The Company reduced the principal balance through sales of acreage tracts to approximately $6.2 million and during June 2006, it refinanced the notes payable, land, with a new lender. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months or June 2008, and required principal reductions of $800 thousand per quarter beginning June 12, 2007. Principal reductions from sales of the real estate are credited towards the $800 thousand per quarter requirement. This loan was refinanced in February 2007 (g).

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

(i)              In October 2003, a predecessor entity of the Company exchanged notes payable of approximately $280 thousand and approximately $95 thousand in cash for approximately 15 acres of land in Travis County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some members of Clark Wilson’s family. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006, the Company renegotiated an extension on the notes payable, family trust, 8%, due April 2008.  This note was paid completely in August 2007.

(j)              In December of 2006, the Company paid cash and issued notes payable, land, due 2009, a long-term note payable of $792 thousand with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% for the purchase of approximately 30 acres of land. The terms of the note payable called for interest only payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. It is secured by the real estate purchased. This note was replaced in February 2007.

(k)              This property was refinanced in February 2007 with a land purchase and development loan of approximately $3.1 million. The loan matures in February 2009, with two nine-month extensions, at an interest rate of prime plus 3.00%, with interest payable monthly.

(l)              In June 2007, the Company established a $55 million credit facility with a syndicate of banks.  The Company currently has approximately $2.7 million in borrowing for land and home construction.

Subordinated Convertible Debt

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Prior to 2007, derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company accounted for the various embedded derivative features as being bundled together as a single, compound embedded derivative instrument that was bifurcated from the debt host contract, referred to as the “single compound embedded derivatives.”  The single compound embedded derivative features include the conversion feature within the convertible note, the early redemption option and the fixed price conversion adjustment. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible notes. The unamortized discount was amortized using the straight-line method over the life of the convertible note, or 7 years. The penalty warrants were valued based on the fair value of the Company’s common stock on the issuance date using a Black-Scholes valuation model and the unamortized discount was to be amortized as interest expense over the 7-year life of the notes using the straight-line method.

Table of Content

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

Prior to adoption of FSP EITF 00-19-2, the uncertainty of a successful registration of the shares underlying the subordinated convertible debt required that the freestanding and embedded derivatives be characterized as derivative liabilities. FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify derivative instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated its accounting for the subordinated debt transaction and determined that the liability for the penalty warrants be included in the allocation of the proceeds to the various components of the transaction according to paragraph 16 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. The Company also determined the notes contained a beneficial conversion feature under Issues 98-5 and 00-27, and used the effective conversion price based on the proceeds allocated to the convertible instrument to compute the intrinsic value of the embedded conversion option. The Company recalculated the discount on the convertible debt at its intrinsic value and re-characterized the freestanding and embedded derivatives as equity. The previous valuation adjustments of the derivative liabilities were reversed and the amortization of the discounts was adjusted based upon the recalculation. Per FSP EITF 00-19-2, the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.

The net effect of the change increased the net carrying amount of the subordinated convertible debt and eliminated the derivative liabilities. There was also an increase of $4.8 million in total stockholders’ equity.   During the year ended December 31, 2006, the Company recognized approximately $8.5 million of loss on fair value of derivatives related to the subordinated convertible debt. Under the new FSP EITF 00-19-2 the derivatives were eliminated and hence there will no longer be gains and losses related to the current subordinated convertible debt.

2005, $10MM, 5%, Subordinated Convertible Debt.

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% subordinated convertible debt due December 1, 2012 to certain purchasers. The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum and the debt is payable semi-annually on May 1 and December 1 of each year, with interest payments beginning on June 1, 2006. The subordinated convertible debt is due on December 1, 2012 and is convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

Table of Content

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the subordinated convertible debt, 562,500 shares which vested and the remaining shares will never vest.  The warrants were exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on February 3, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the warrant shares, on April 19, 2006 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on May 19, 2006 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on June 18, 2006 if the registration statement shall not have been declared effective by the SEC by such date. Management has recorded the fair value of these warrants due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued.  The shelf registration statement relating to these warrants was declared effective on August 1, 2006 and 562,500 of these warrants have vested and the remaining 187,500 warrants will never vest.

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

The Company also incurred closing costs of $588 thousand which included placement agent fees of $450 thousand plus reimbursement of expenses to the placement agent of $125 thousand, plus 750,000 fully vested warrants to purchase the Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829 thousand, for a total of $1.4 million, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight line method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

Subordinated Convertible Note at September 30, 2007 and at December 31, 2006

	2007	2006
Notional balance	$10,000,000	10,000,000
Unamortized discount	(459,400)	(4,287,857)
Subordinated convertible debt balance, net of unamortized discount	$9,540,600	5,712,143

2006, $6.75MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250 thousand was a receivable from an owner of land that the Company had under option to purchase.  During the quarter ended June 2007, the Company did not exercise its option to purchase the land and therefore does not expect to receive the additional $250 thousand.   In addition, during the quarter ended June 30, 2007, one of our convertible debt holders who is also the seller of Bohl’s tract purchased common stock with a promissory note.  Under the terms of the promissory note, should the Company not exercise the option to purchase the Bohl’s tract the convertible debt would be used for repayment of the promissory note.  As the Company did not exercise the option to purchase Bohl’s tract the promissory note was repaid from the proceeds of the convertible debt.  The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

Table of Content

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

The subordinated convertible debt has a registration rights agreement, whereby the Company must use its best efforts to have its associated registration statement effective not later than 120 days after the closing (January 27, 2007). Further, the Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each warrant has been exercised in full and after which by the terms of such warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement.

The Company also issued warrants to purchase an aggregate of 506,250 shares of common stock to the purchasers of the subordinated convertible debt. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on November 13, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on October 16, 2006); (ii) with respect to an additional 25% of the warrant shares, on January 27, 2007 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on February 26, 2007 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on March 28, 2007 if the registration statement shall not have been declared effective by the SEC by such date. Management has recorded 75% of the fair value of these warrants since its timely filed registration statement but such registration statement was not declared effective prior to March 28, 2007.

The Company also incurred closing costs of $140 thousand, including placement agent fees of approximately $70 thousand plus reimbursement of expenses to the placement agent of $25 thousand, for a total of $95 thousand to the placement agent, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight-line rate method.

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

Convertible Note at September 30, 2007 and December 31, 2006:

	2007	2006
Notional balance	$6,500,000	6,750,000
Unamortized discount	(2,785,820)	(4,066,267)
Subordinated convertible debt balance, net of unamortized discount	$3,714,180	2,683,733

(10)         Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.

Table of Content

The Company sold 5,000,000 shares of common stock in a public offering at $3.25 per share that closed on May 19, 2007 and concurrently began trading on the American Stock Exchange under the symbol “WIH”. Related to the financing, the Company incurred the following transaction costs:

(In thousands)
Cash paid to investment banker for underwriting and other fees	$1,219
Legal, printing, accounting and stock exchange registration fees	497
Travel and selling related costs	503
Warrants to purchase 500,000 shares at $4.06 with a fair value based on the Black- Scholes option pricing model with a risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 1 years; and a 60% volatility factor at $0.56 per warrant.	280
Total expenses	$2,499

During June 2007, the Company issued 80,000 shares of common stock for the purchase of Green Builders, Inc.

(11)         Common Stock Option / Stock Incentive Plan

In August 2005, the Company adopted the Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan or the Stock Option Plan. The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the merger of the Company and WFC was determined by the Board of Directors as of the grant date. This plan was assumed by Wilson Holdings, Inc. The fair value of the options granted under the plan was determined by the Board of Directors or the Board prior to the merger of the Company and WFC.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or members of the board of directors of any parent or subsidiary.

The stock issued under the Stock Option Plan shall not exceed 2,500,000 shares. Unless terminated at an earlier date by action of the Board of Directors, the Stock Option Plan terminates upon the earlier of (1) the expiration of the ten year period measured from the date the Stock Option Plan is adopted by the Board or (2) the date on which all shares available for issuance under the Stock Option Plan shall have been issued as fully-vested shares.

The Company had 765,000 shares of common stock available for future grants under the Stock Option Plan at September 30, 2007. Compensation expense related to the Company’s share-based awards for the nine months ended September 30, 2007 and 2006 was approximately $484 thousand and $349 thousand, respectively.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the nine months ended September 30, 2007, the Company issued options to purchase 1,370,000 shares of common stock at exercise prices ranging from $3.25 to 1.65 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.64%; dividend yields of 0%; weighted average expected live of options ranging from 1 to 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to range from $0.56 to $1.43 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the years ended December 31, 2006 and the nine months ended September, 2007 are as follows:

Table of Content

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding, December 31, 2006	925,000	$2.00 - $2.26	$2.17
Options granted	1,370,000	$1.65 - $3.25	$2.82
Options exercised	-	-	-
Options forfeited	(460,000)	$2.00 - $3.25	$2.45
Options outstanding, September 30, 2007	1,835,000	$2.00 - $3.25	$2.24
Add: Available for issuance	665,000
Total available under plan	2,500,000

The following is a summary of options outstanding and exercisable at September 30, 2007:

Outstanding			Vested
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
1,835,000	6.76	$2.24	805,965	5.62	$2.54

At September 30, 2007, there was approximately $1.6 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan. That expense is expected to be recognized over a weighted-average period of 6.76 years.  In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.  This increase will be effective when approved by the Company’s shareholders.

(12)         Purchase of Green Builders, Inc.

On June 19, 2007, the Company purchased Green Builders, Inc. for $65 thousand in cash and issued 80,000 shares of the Company’s common stock valued at $2.70 per share on the date of the transaction to the former shareholder of Green Builders, Inc. The total purchase price for the acquisition was approximately $281 thousand.  In addition the Company spent approximately $24 thousand in legal fees for the purchase.  The Company allocated the purchase price and legal fees to trademark with indefinite life in accordance with SFAS 142.

Cash	$17,081
Accounts Receivable	2,900
Accounts Payable	(6,190)
Trademarks	292,192
Others	(8,776)
$297,207

In conjunction with the acquisition, the Company increased the size of its Board of Directors from four to five persons, and appointed Victor Ayad as a director of the Company. Mr. Ayad was the President and sole shareholder of Green Builders, Inc. prior to the acquisition. The pro forma effect of the acquisition on the Company’s income was not material and is already consolidated into the Company’s results as a VIE under FIN 46(R).

(13)           Subsequent Events

In October 2007 the Company amended its four notes payable, seller financed, that serve a part of the purchase of 534 acres in Travis County described above.  The notes payable maturity date has been extended to October 12, 2011.  The terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.

Table of Content

In October 2007 the Company refinanced its land obligation on a land loan for approximately 120 acres in Georgetown Village Section 9 of approximately $1.1 million and obtained a new loan of approximately $4.3 million to finance development for Georgetown Village Section 9.   The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2006 and 2005 included in our Form 10-KSB, as well as the information contained in the financial statements, including the notes thereto, appearing in Part 1 of this report. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” below.

Overview

Our business plan focuses on the acquisition of undeveloped land that we believe, based on our understanding of population growth patterns and infrastructure development, is strategically located.  This portion of our business focus has required, and is expected to continue to require, the majority of our financial resources.  We have funded these acquisitions primarily with bank debt.  In tandem with our land acquisition efforts, and based upon our strategic market analysis, we also prepare land for homebuilding. We believe that as the central Texas economy expands, the strategic land purchases, land development activities and homebuilding activities that we have recently commenced will enable us to capitalize on the new growth centers we expect will be created.

We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We are in the process of developing the Green Builders brand and developing our homebuilding strategy.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style. We will build homes on the majority of the lots that we currently have under development.  We may build on lots that we purchase from other land builders or developers. We plan on continuing to acquire and develop land and sell some of those lots to homebuilders.  Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors. Subcontractors will be retained for specific subdivisions pursuant to contracts entered in 2007.

We have derived revenue from the sale of real estate and residential lots, and from services provided to homebuilder clients. We exercise significant influence over, but hold no controlling interest in, homebuilder clients, but we may retain the majority of the risk of loss. At September 30, 2007 and December 31, 2006, we determined that we were the primary beneficiary in certain homebuilder agreements, as defined under FASB Interpretation No. 46(R), or FIN 46(R), entitled “Consolidation of Variable Interest Entities”, where we have a significant, but less than controlling, interest in our clients. In accordance with FIN 46(R), the results of these clients have been consolidated into our financial statements.  A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders.  During the second quarter of 2007, demand for finished lots from national homebuilders was reduced and orders placed for some of our finished lots were cancelled.  We believe that retaining these lots for use by our new homebuilding business is the most efficient use of our finished lots and will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots.  We believe that national homebuilders are trying to reduce their real estate holdings and their demand for real estate has been reduced in all parts of the country, including areas which have been less affected from the recent slowdown in housing starts, such as Central Texas.

Table of Content

We terminated our relationship our last remaining homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which we had guaranteed the loans.  As a result of the termination of the relationship, we recorded approximately a $260 thousand increase to stockholders equity.

In September 2007, we changed our fiscal year-end from December 31 to September 30 and we will file our annual report on Form 10-KSB for the transition period from January 1, 2007 to September 30, 2007 with the Securities and Exchange Commission on or before December 31, 2007.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Delta	% Delta	2007	2006	Delta	% Delta

Sales	$1,293	1,897	(604)	-32%	4,444	5,265	(820)	-16%
Gross profit	$220	367	(147)	-40%	(376)	1,160	(1,536)	-132%
Operating costs	$1,396	1,450	47	3%	4,237	4,010	(234)	-6%
Operating loss	$(1,175)	(1,083)	(100)	9%	(4,613)	(2,850)	(1,770)	62%
Net loss	$(1,874)	(2,059)	173	-8%	(6,544)	(7,626)	1,070	-14%

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

Revenues - During the three months and nine months ended September 30, 2007, home sales declined approximately 88% and 69%, respectively, from the same periods in 2006, primarily due to the reduced home sales from our VIEs.  Homebuilding services declined during the three months ended September 30, 2007 by approximately 88% as our one remaining homebuilder client depleted their inventory.  All homebuilding and related services for the three months and nine months ended September 30, 2007 were generated with one homebuilder client.  We terminated our relationship with our homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which we had guaranteed the loans.  As a result of the termination of the relationship, we recorded approximately a $260 thousand increase to stockholders equity.

In June 2007 we acquired Green Builders, Inc. and have commenced our homebuilding activities under the name “Green Builders, Inc.”   Our strategy is to build homes that are environmental responsible, resource efficient and built consistently with local styles and standards.   We plan to sell homes in central Texas, initially in the Austin, Texas area for prices ranging from $200 thousand to $700 thousand.

Land Sales

Background– Land sales revenue consists of revenues from the sale of developed lots.  Developing finished lots from land takes approximately one to three years. We may sell our lots to national, regional and local homebuilders that may purchase anywhere from five to one hundred or more lots at a time, although delivery of lots would be scheduled over several months to possible years, or we may use our developed lots for our own homebuilding operations.

Revenues– Revenues from land sales increased approximately 169% and 192% for the three months and nine months ended September 30, 2007, respectively, from the same periods in 2006, primarily to the completion and sale of residential lots. Gross profit as a percentage of total land revenues declined over the same period in the prior year due to the low volume and mix of land sold. Land sales during the same periods of 2006 consisted of a land purchase option and undeveloped acreage tracts with lower cost of sales, whereas the current year land sales were primarily single family lots.

Table of Content

Cost of Sales - In May 2007 we did not exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million.  Due to the current market conditions in the homebuilding industry, revenue projections for sale of residential lots to other homebuilders have substantially declined. We concluded that we currently have adequate single-family lots, excluding the Bohls tract. We recorded a loss provision of approximately $1.3 million relating to development expenses incurred on the tract and expenses expected to be incurred due to the expiration of the option period.  We commenced homebuilding under Green Builders, Inc. effective June 20, 2007 and plan to develop lots and build environmentally responsive, resource efficient and culturally sensitive homes. We are in the process of developing standards for “green homebuilding” and plan to sell homes in central Texas, initially in the Austin, Texas area for prices ranging from $200 thousand to $700 thousand.

Costs and Expenses

General and Administrative Expenses

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal and general office expenses and insurance.

During the three months ended September 30, 2007 and 2006, salaries, benefits, taxes and related employee expenses totaled approximately $356 thousand and $563 thousand, respectively, and represented approximately 27% and 48%, respectively, of total general and administrative expenses for the periods. The decrease was primarily the result of a decrease in the provision for bonuses of approximately $189 thousand. During the nine months ended September 30, 2007 and 2006, salaries, benefits, taxes and related employee expenses totaled approximately $1.2 million and $1.3 million, respectively, and represented approximately 31% and 39%, respectively, of total general and administrative expenses for the periods.

Legal, accounting, audit and transaction expense, which includes the expense of filing our registration statements and other SEC filings, totaled approximately $284 thousand and $176 thousand, respectively, in the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the expenses were approximately $666 thousand and $664 thousand, respectively, due primarily to expenses relating to the 2007 offering that were a reduction in net proceeds versus expenses in the same periods the prior year, offset by an increase in overall filings for the Company in 2007.

Stock compensation expense for the three months ended September 30, 2007 and 2006 was approximately $336 thousand and $147 thousand, respectively, and approximately $541 thousand and $350 thousand, respectively for the nine months ended September 30, 2007 and 2006.   The increase in stock compensation expense was due primarily to an increase in acceleration of stock options vesting for our CFO in connection with the terms of his new consulting agreement.

Depreciation expense included in general and administrative expenses was approximately $24 thousand and $44 thousand, respectively, for the nine months ended September 30, 2007 and 2006 and approximately $319 thousand and $157 thousand, respectively for the same periods for amortization of subordinated debt issuance costs

We expect total general and administrative expenses to increase over the next year as we continue to ramp up the homebuilding business.

Sales and Marketing Expenses

Sales and marketing expenses include salaries and related taxes and benefits, marketing activities including website, brochures, catalogs, signage, and billboards, and market research that benefit our corporate presence and are not included as homebuilding cost of sales.

We expect sales and marketing expenses to increase substantially as we continue to ramp up our homebuilding business and develop our green building strategy and corporate branding.

Table of Content

Interest Expense and Income

Interest expense for the three months and nine months ended September 30, 2007 and 2006 increased by approximately $273 thousand and $584 thousand, respectively, and was related to the increased subordinated convertible debt issued in September 2006 and the increase in property not under development. Included in the interest expense was amortization of subordinated convertible debt. For the nine months ended September 30, 2007 and 2006, the amortization expense of the subordinated debt discount was approximately $536 thousand consecutively.  We expect our interest expense to decrease on land and development due to our new line of credit. To the extent we purchase additional land that we hold for future development, our interest expenses will increase.

Interest and other income increased for the nine months ended September 30, 2007 over the same period in 2006 due to the increase in cash from our public offering in May 2007 and consisted of interest earned on our cash and cash equivalents and immaterial amounts of miscellaneous other income.

Financial Condition and Capital Resources

Liquidity

At September 30, 2007 we had approximately $13.1 million in cash and cash equivalents. We completed a successful public offering of the Company’s common stock in May 2007, netting us approximately $14 million of cash.

On June 29, 2007, WFC entered into a three-year $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent.  We have guaranteed all of the obligations of WFC under the Credit Facility. The obligations of WFC under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility. We currently have approximately $2.7 million borrowings outstanding under the Credit Facility.

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

Table of Content

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	any loan document, or any lien created thereunder, ceases to be in full force and effect;

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.  We are currently in compliance with our covenants as of September 30, 2007.

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

Capital Resources

We have raised approximately $16.8 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007.   WFC also entered into a three-year $55 million revolving credit facility with a syndicate of banks mentioned previously. The Credit Facility may be increased to $100 million with the consent of the lenders.

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

•
We commenced homebuilding under Green Builders, Inc. in June 2007 and plan to build and sell homes in the central Texas area, initially in the Austin, Texas area, for prices ranging from $200 thousand to $700 thousand.

Due to market conditions stated above, weather related delays and longer than expected ramp-up of homebuilding operations our financial projections have changed.  We expect to incur significant losses for the first and second quarters of fiscal 2008.

We believe that the capital we raised in May 2007, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but we may be required to raise additional capital in 2008.

Table of Content

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

In October 2007 we amended our four notes payable, seller financed, that serve a part of the purchase of 534 acres in Travis County described above.  The notes payable maturity date has been extended to October 12, 2011.  The terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.

In October 2007 we refinanced our land obligation on a land loan for approximately 120 acres in Georgetown Village Section 9 of approximately $1.1 million and obtained a new loan of approximately $4.3 million to finance development for Georgetown Village Section 9.   The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

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

Table of Content

Use of Estimates

We have estimated and accrued liabilities for real estate property taxes on our purchased land in anticipation of development, and other liabilities including the beneficial conversion liability and the fair value of warrants and options.  To the extent that the estimates are different to the actual amounts, it could have a material effect on the financial statements.

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

Concentrations

Our current activities are limited to the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area and the San Antonio Metropolitan Statistical Area. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

We are also dependent upon a limited number of homebuilder services customers which are subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from one homebuilder customer accounted for 100% of our total homebuilding revenue for the three months and nine months ended September 30, 2007.

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

Risk Factors

An investment in our common stock involves risks.  Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in us.  The risks below are not the only ones we face.  Additional risks not currently known to us, or that we currently deem immaterial, also may impair our business.

Risks Related to Our Business

Our current operating business has a limited operating history and revenues.

In October 2005, we acquired Wilson Family Communities, Inc., or WFC, which has a limited operating history. Accordingly, our business is subject to substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry. The business of WFC was conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., or Athena, to engage in land acquisition and development and, beginning in 2005, to provide homebuilder services. Prior to its merger with WFC, Athena did not generate significant revenues, and, through September 30, 2007, our company has generated revenues of only approximately $4.4 million and has incurred cumulative net losses of approximately $13 million.

Table of Content

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

We had approximately $13.1 million in cash and cash equivalents at September 30, 2007. We have secured lines of credit totaling approximately $55 million. Approximately $2.7 million has been drawn against these lines of credit as of September 30, 2007.

We have issued and sold an aggregate of $16.75 million in principal amount of convertible promissory notes since December 2005. These notes bear interest at a fixed rate of 5.0% per annum, with the principal amount of such notes convertible into shares of our common stock at the rate of one share per $2.00 of principal, which conversion rate is subject to proportionate adjustment for stock splits, stock dividends and recapitalizations as well as an anti-dilution adjustment which will apply if we sell shares of our common stock in the future at a price per share of less than $2.00, provided that such conversion rate may not be reduced below a rate of one share of common stock for each $1.00 of note principal.

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

Through September 30, 2007, we have closed on four major land development projects. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options totaling over $3.2 million as of September 30, 2007. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, and acquire acreage tracts and pay for certain land development activities costing several million dollars. This amount includes the development of land, including costs for the installation of water, sewage, streets and common areas. In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits. In order for us to start or continue the development process, we may incur development costs before we exercise an option agreement. We currently have approximately $351 thousand in capitalized development costs, earnest money and deposits outstanding of which the entire amount would be forfeited and expensed if we were to cancel all of these agreements.

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

Our real estate activities have to date been conducted almost entirely in the central Texas region, which we define as encompassing the Austin Metropolitan Statistical Area and the San Antonio Metropolitan Statistical Area. This geographic concentration, combined with a limited number of projects that we plan to pursue, make our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

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

Table of Content

Fluctuations in market conditions may affect our ability to sell our land at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land inventories. There is a lag between the time we acquire control of undeveloped land and the time that we can improve that land for sale to home builders. This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain government approvals and permits. The risk of owning undeveloped land can be substantial as the market value of undeveloped land can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land inventories could occur if market conditions deteriorate or if we purchase land at higher prices during stronger economic periods and the value of those land inventories subsequently declines during weaker economic periods. We could also be forced to sell land or lots for prices that generate lower profit than we anticipate, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a decline in the market value of our land inventories may give rise to a breach of financial covenants contained in our credit facilities, which could cause a default under one or more of those credit facilities.

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

Our land development operations and the demand for our homebuilder services may be adversely affected from time to time by weather conditions that damage property. The central Texas region is prone to tornados, hurricanes entering from the Gulf of Mexico, floods, hail storms, severe heat and droughts.  In 2007, the central Texas region has received significant levels of rain that have delayed and in some cases stopped construction projects.  We maintain only limited insurance coverage to protect the value of our assets against natural disasters. Additionally, weather conditions can and have delayed our development and construction projects by weeks or months, which could delay and decrease our anticipated revenues. To the extent we encounter significant weather-related delays, our business would suffer.

Table of Content

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

As of September 30, 2007 we have borrowed approximately $6.2 million at interest rates of prime plus 0.50% to 2.00% that adjust in relation to the prime rate. If the prime rate were to significantly increase, we will be required to pay additional amounts in interest under these notes and line of credit and our financial results could suffer.

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

Table of Content

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

Our company is a holding company with no material assets other than our equity interest in our wholly owned subsidiary, Wilson Family Communities, or WFC. WFC conducts substantially all of our operations and directly owns substantially all of our assets. WFC also has entered into a credit facility to finance the purchase of some of our land holdings and this credit facility is secured by the assets of WFC.  The holding company structure places any obligations of Wilson Holdings subordinate to those of our operating subsidiary, WFC. Therefore, in the event of a liquidation, creditors of WFC would be repaid prior to any distribution to the stockholders of Wilson Holdings. After the repayment of all obligations incurred by WFC and the repayment of all obligations of Wilson Holdings, any remaining assets could then be distributed to Wilson Holdings as the holder of all shares of common stock of WFC and subsequently would be distributed among the holders of our common stock.

Table of Content

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

In December 2005 and September 2006, we issued convertible promissory notes which may be converted, at the election of the holders of the notes, into shares of our common stock at a conversion price of $2.00 per share. In conjunction with these note financings, we also issued warrants to the purchasers which have vested and to the placement agent evidencing the right to purchase an aggregate of 1,157,187 shares of our common stock at an exercise price of $2.00 per share. While the holders of these notes and warrants have not indicated to us that they plan to convert their notes into, or exercise their warrants for, shares of our common stock, in the event they elect to do so we would be required to issue up to 8,375,000 additional shares of our common stock in conversion of the notes and 1,157,187 shares of our common stock upon exercise of the warrants, which would be dilutive to our existing stockholders. Each convertible note is convertible into shares of our common stock at the option of the holder. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An anti-dilution adjustment in the conversion price, and the corresponding rate at which the convertible notes may be converted into shares of our common stock, also is triggered upon the issuance of certain equity securities or equity-linked securities with a conversion price, exercise price or share price of less than $2.00 per share, provided that the conversion price cannot be lower than $1.00 per share.

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

Table of Content

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

Clark N. Wilson, our President and Chief Executive Officer owns approximately 59% of our issued and outstanding common stock. All of these factors may decrease the likelihood that we would be, or the perception that we can be, acquired, which may depress the market price of our common stock.

Item 3.    Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended September 30, 2007.

The Company is required to be in compliance with Sarbanes Oxley Section 404 certification requirements relating to internal controls for the year ending September 30, 2008.

Table of Content

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
3.2	Amended and restated Articles of Incorporation of Registrant (filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-131486) and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) and incorporated herein by reference)
10.1
Consulting Agreement dated September 18, 2007 by and between Registrant and Arun Khurana (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

November 14, 2007	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
3.2	Amended and restated Articles of Incorporation of Registrant (filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-131486) and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) and incorporated herein by reference)
10.1
Consulting Agreement dated September 18, 2007 by and between Registrant and Arun Khurana (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002