Form 10KSB
period 2007-09-30
WILSON HOLDINGS, INC.
filed 2007-12-31
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☐            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
 OR
☒            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to September 30, 2007

Commission file number: 000-23819

WILSON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0547762
(State or other jurisdiction of incorporation or organization) 8121 Bee Caves Road, Austin, Texas (Address of principal executive offices)	(I.R.S. Employer Identification No.) 78746 (Zip Code)

(512) 732-0932
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuers revenues for its most recent fiscal year. $4,444,500

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on December 26, 2007 was approximately $7,095,824(affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock).

As of December 26, 2007 the registrant had 23,135,539 outstanding shares of common stock.

Wilson Holdings, Inc.

Whenever we refer in this filing to “Wilson Holdings,” “the Company,” “we,” “us,” or “our,” we mean Wilson Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly -owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), and Green Builders, Inc., a Texas corporation (“Green Builders”).  All references in this report to “$” or “dollars” are to United States of America currency.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the transition period from January 1, 2007 to September 30, 2007 contains forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” or “intend.” These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties.  We cannot guarantee that any of such forward-looking statements will be realized.

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

EXPLANATORY NOTE

In September 2007 our Board of Directors approved an amendment to our Bylaws to change our fiscal year-end from December 31 to September 30, effective with our 2007 fiscal year, in order to align our fiscal year more closely with our business cycle.  In this report, when we refer to “fiscal 2007” we are referring to the fiscal period from January 1, 2007 to September 30, 2007.  When we refer to “fiscal 2008” we are referring to the fiscal year from October 1, 2007 to September 30, 2008.

-ii-

PART I

Item 1.                  Description of Business

Overview

Wilson Holdings, Inc. is a real estate development and homebuilding company. We are focused on the acquisition of undeveloped land that we believe, based on our understanding of population growth patterns and infrastructure development, is strategically located. The acquisition of land for development has required, and is expected to continue to require, the majority of our financial resources. We have funded these real estate acquisitions primarily with bank debt. In tandem with our land acquisition efforts and based upon our market analysis, we also prepare land for homebuilding and commenced homebuilding activities in June 2007. We believe that the central Texas economy will continue to expand, and with this expansion our strategic land purchases, land development activities and homebuilding activities will allow us to capitalize on the new population growth centers we expect will be created.

We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc. We are in the process of developing the Green Builders brand and our homebuilding strategy which is to build homes that are environmentally responsible, resource efficient and consistent with local style. Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers, with substantially all of the construction work performed by subcontractors.

Until we commenced our homebuilding operations in June 2007, the primary focus of our business had been the sale of developed lots to homebuilders, including national homebuilders. During the second quarter 2007, demand for finished lots from national homebuilders was reduced and orders placed for some of our finished lots were cancelled. We believe that retaining these lots for use by our new homebuilding business is the most efficient use of our finished lots and will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots. We believe that national homebuilders are trying to reduce their real estate holdings and their demand for real estate has been reduced in all parts of the country, including areas which have been less affected from the recent slowdown in housing starts, such as central Texas. We plan to build homes on the majority of the lots that we currently have under development, will sell some of our lots to other homebuilders and may build our homes on lots that we purchase from other land builders or developers.

Industry Overview

The real estate industry is fragmented and highly competitive. We compete with numerous developers, builders and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential lots. Additionally we compete with local, regional and national homebuilders in the sale of new homes, and with homebuilders and developers for raw materials, skilled labor, and to obtain financing on commercially reasonable terms.

A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders. During the second quarter of calendar 2007, demand for finished lots from national homebuilders was reduced and orders placed for some of our finished lots were cancelled. We believe that retaining these lots for use by our new homebuilding business is the most efficient use of our finished lots and will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots. We believe that national homebuilders are trying to reduce their real estate holdings and their demand for real estate has been reduced in all parts of the country, including areas which have been less affected from the recent slowdown in housing starts, such as central Texas.

Although central Texas has been less affected than other areas, national real estate trends impact home buyers and lenders and we believe that sales of new homes in our market may slow in fiscal 2008 due to these national trends. Given our relative lack of exposure to areas of the country that have been hardest hit by the slowdown in the residential real estate industry, we believe that we can strategically acquire lots from national builders who are trying to reduce their holdings as we as enter into joint venture arrangements with other land developers and builders in order to preserve cash in case the slowdown impacts our business for a longer period than expected. Our activities have been focused in the central Texas area. Most of our competitors have substantially greater financial resources than we do, as well as much larger staffs and marketing organizations. However, we believe we compete effectively in our existing market as a result of our development and homebuilding expertise, our environmentally conscious approach and our reputation as a producer of quality residential lots.  Since our activities to date have been in the central Texas area we also believe we have significantly less exposure to some of the issues impacting larger homebuilders in areas where the real estate environment is less robust than in Texas.

Our Strategy

Our business strategy is focused on two segments:

•	Homebuilding and related services; and

•	Land acquisition, development and related services.

Homebuilding and Related Services

Our strategy is to target “green” building.  Green building today is most often thought of in terms of products and technology.  True green building is an approach to the entire business from land planning to plan design and from administration procedures to field processes.  Green is recognition that there are other options and choices within most areas of how we conduct our business.  We start the homebuilding process by evaluating our process options for earth-friendly alternatives that are attainable yet reasonably cost-effective and are a sustainable value for the customer.  In our homebuilding activities, we follow earth-friendly and efficient processes such as:

•	considering employees’ attitude and awareness of efficiency in their work space, processes and daily routines;

•	partnering with vendors and trades in the field to eliminate waste, and create earth-friendly processes and procedures for job sites that are efficient and mutually beneficial;

•	incorporating sustainable building practices and energy-saving systems that respond to the demands of a particular environment in a specific region;

•	monitoring the marketplace and industry for new technology;

•	emphasizing job-site awareness, supervision and communication pursuing earth-friendly procedures;

•	evaluating the marketplace for new home design and product technology acceptance;

•	exploring earth-friendly options for consumer choice, efficient applications and implementations;

•	emphasizing lot and site considerations, home orientations, sustainable lot improvements, low-maintenance landscaping and energy, water, green materials and methods; and

•	Using environmentally-friendly products.

Land Acquisition

Our plan for land development is to secure land strategically, based on our understanding of population growth patterns and infrastructure development. We believe that national homebuilding companies focus their acquisition efforts on very large tracts of land. National homebuilders have also significantly reduced their land acquisition efforts as the industry has struggled in recent months. In our opinion, these factors create an opportunity for us to secure high-quality, smaller tracts that may be overlooked, as well as tracts that national homebuilders may be trying to sell in an effort to reduce their land holdings. Additionally, by providing a timely and diligent land acquisition effort with decisions approved locally, we expect to have an advantage in the pursuit of larger tracts that may become available in our market.

We expect to use our available assets, (primarily cash from issuances of equity and subordinated notes, cash drawn from our credit facility, plus cash from operations) for land acquisition, development and homebuilding activities. We are not limited by the amount we can invest in any particular stage of development of the land. Almost all of the land and related development projects will be financed by conventional real estate loans or through the use of our current credit facility. Additionally, we defer payment for land when possible and use owner-financed payment plans, such as the rolling option. The rolling option has a variety of forms. One variation allows us to pay the landowner for sections of lots as they are actually needed and utilized in our business. We expect that a substantial portion of our future revenues will be generated through the development of subdivisions and land sales.

Our anticipated land sales will include sections of lots that are ready for immediate home construction with all infrastructures in place, as well as sections of lots that have all necessary approvals to begin construction but have yet to be physically improved.

While we anticipate that the majority of our revenues will come from sales to national and regional homebuilders, we also expect additional revenues from the sale of lots and homebuilding services to smaller, local builders. Lot sales to local builders will typically involve fewer lots per transaction than sales to larger national and regional companies.

We plan to support the purchase of land and development of our communities with specific analysis of our target markets. We intend to utilize more thorough research processes used within industries such as the auto, retail and banking to go beyond benchmarking the current competition in the marketplace. For example, successful automakers target their products to a type of consumer, based on the consumer’s age range, family and lifestyle attributes.  We will utilize a similar approach, gathering consumer preference data and customizing our product offerings for a variety of buyer segments.  We strive to attract a diverse group of buyers by designing multi-product neighborhoods within each community that will be desirable for homebuyers at differing income levels and with different needs.  By providing a more customized product mix of varying lot sizes and amenities in our communities and addressing underserved segments, we believe we can accelerate the absorption of our subdivisions and earn superior returns for our stockholders.

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

Current and Future Properties

We intend to sell some of the lots in our various projects and buy and sell additional properties on an opportunistic basis as market conditions warrant. We believe that our properties are adequately insured, and are suitable for their intended purposes. Because of the nature of our land sales and land development services operations, significant amounts of property are held as inventory in the ordinary course of our business.

Details of the properties we own or have options to purchase are set forth below:

Name of Project	Date Purchased /Optioned	Location	Finished Lots/ Homes	Approx- imate Acreage Owned	Approx- imate Acreage Under Option
Rutherford West	June 30, 2005	Northern Hays County, Texas, Hays Independent School District	54	521	n/a
Georgetown Village	August 22, 2005	The City of Georgetown, Texas, Georgetown Independent School District	50	149	419
Villages of New Sweden	October 18, 2005	Eastern Travis County, Texas, Pflugerville Independent School District	-	521	-
Elm Grove	December 15, 2005	The City of Buda, Texas, Hays Independent School District	-	30	61
Highway 183	May 31, 2005	U.S. Route 183 at Evelyn Rd., Travis County, Texas	-	5	n/a

Rutherford West – Rutherford West is a residential community located southwest of Austin. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  We commenced the developmentof this project in October 2006 and will continue through 2010in five phases by geography and/or regulation which limit the amount of the land that is able to be developed. Phase 1 for this property is financed through a development loan.  The loan is secured by the property being developed at an interest rate of prime plus 0.5%.  The loan requires monthly interest payments and principal pay downs as lots are closed.  The outstanding balance of the loan is approximately $1.5 million.  Phases 2 through 5 are financed through a land loan.  The loan is secured by the land.  The interest rate is 12.5% annually and requires monthly interest payments.  The outstanding balance of the loan is $7.3 million.  The loan matures in March 2009.  It is renewable for an additional year for a fee of 1% of the principal balance at the time of the extension.

Georgetown Village — Georgetown Village is a mixed use master-planned development in Williamson County, located just north of Austin, Texas in Georgetown.  We purchased the land for this project pursuant to an option contract in August 2005.  Under the option contract we are required to purchase a minimum of 30 acres per year through 2017.  We own approximately 150 acres as of September 30, 2007.  We commenced the development of this project in January 2006 and will continue through 2013.  We have completed development on a total of 120 lots in Section 6. To date, 50 lots are finished and ready for delivery and we have delivered 70 lots. The property is pledged as collateral on a $3.0 million land, development, and construction loan, with an outstanding balance of approximately $470,000 as of September 30, 2007 which matures in March 2008.  The loan for Section 6 requires monthly interest payments and principal pay downs as lots are closed.  Interest payments are at 0.5% over prime and are due monthly and principal payments are due as lots are closed.  We closed on Section 9 which is approximately 130 acres of this project in 2007.  The loan for Section 9 is financed through our credit facility.  Construction commenced on this section in October 2007.

Villages of New Sweden — New Sweden is a master planned, mixed-use community which includes single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space in Manor, Texas.  We purchased the land for this project in October 2005 with a combination of bank financing, seller financing and cash on hand. The development of this project will commence in fiscal 2008, and will continue through 2017.  The property is pledged as collateral for a $4.7 million land loan and seller-financed notes totaling  $2.5 million.  The interest rate on the land loan is 12.5% with interest payable monthly.  The interest payments on the seller-financed notes are fixed at 7% for approximately $1.9 million of the notes and at prime plus 2% for the remaining $600 thousand. The total principal payments for the seller financed notes are due annually in the amount of approximately $1.1 million in 2007, $0.3 million in 2008, $0.5 million in 2009 and $0.5 million in 2010.  The land loan and seller-financed notes payable mature in March 2009 and October 2010, respectively.

Elm Grove— Elm Grove is a residential project located south of Austin, Texas in the city of Buda.  The master plan includes single-family residential and open green space all within walking distance to Elm Grove elementary school.  We acquired the first phase of land for this project in December 2006 with a combination of bank financing and cash on hand.  Development of this project commenced May 2007 and will continue through 2010.  The property is pledged as collateral on an approximate $3 million land, development, and construction loan, with an outstanding balance of approximately $1.44 million as of September 30, 2007.  Interest payments are at 0.5% over prime and the principal on the loan will be paid downs as lots are closed.

Highway 183— We own approximately five acres in Travis County which are currently under an option agreement to sell to an outside buyer.  Ten of the original fifteen acres located along the Highway 183 corridor were condemned by the State in 2007.

Our business plan for land development is to secure land strategically, based on our understanding of population growth patterns and infrastructure development in central Texas and its surrounding areas.  We believe that our management team has the expertise to acquire large tracts of land in central Texas, and get them entitled in a relatively short time frame.  In our opinion, this creates an opportunity for us to secure high-quality tracts that may have been overlooked or which larger homebuilders are trying to sell.  Additionally, we have developed a set of guidelines which address environmental responsiveness, resource efficiency, and cultural sensitivity.  Some of our guidelines are:

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

Geographic Expansion

We are pursuing a strategic expansion philosophy based on potential growth opportunities within what we believe are the most stable areas throughout the United States. We plan to grow by investing available capital in our existing market and into operations and strategic acquisitions in new markets. Based on current market conditions and issues that are facing the national homebuilders, we may delay our expansion into future markets until such time as we believe that conditions are favorable for expansion. We will expand into additional markets that show the following trends:

•	a steady increase in the employment rate over the past three to five years;

•	an unemployment rate below the national average;

•	population growth reported steady and positive population rates greater than the national average;

•	an increase in average home price or less devaluation than the national average;

•	the presence of national builders that have been active for a considerable amount of time (Greater than ten years);

•	being rated in the top 50 cities with the most stable growth rate; and

•	being rated in the top 50 cities moving in the direction of being environmentally sensitive either in their governmental attitudes or in their planning and entitlement processes for each city.

Through strategic acquisitions in markets with the qualifications above we hope to gain established land positions and inventories; existing relationships with local governments, land owners, and developers; and a positive impact on our sources of revenues. This diversification strategy will mitigate the effects of regional economic cycles and position us for greater future growth.

Target Market and Market Data

Our current market, Austin, Texas has an unemployment rate of 3.5% in November 2007, which is far below the national average of 4.5%. Job growth continues to be strong with a projected annual growth of 29,500 jobs in September 2007 according to the Texas Workforce Commission.

The low unemployment rate, strong job growth rate and the slow down of the expected starts among national builders has created a short fall of housing starts and closings in the Austin market area. The number of closings exceeds starts for the first time since 2002, according to Metrostudy, a national market research company. We believe that this shortfall may provide opportunities for new homebuilders.

Texas currently leads the nation in job growth, according to Metrostudy. We believe that this job growth will continue and that Texas will continue to be among the strongest housing markets in the country.

We believe that recent media attention and events focusing on “green” living and sustainability has increased awareness of green building.  A recent survey conducted by McGraw Hill indicated that the profile of the green home owner was highly educated and 45 years old.  According to the Brookings Institution Metropolitan Policy Program, Austin adults are more likely to have a college degree, and are more likely to have graduate degrees than the U.S. averages.  Newcomers to the Austin market are also more likely to have college degrees.  We believe that these factors make central Texas a desirable location for “green” homebuilding.

Homebuilders, developers and market researchers generally consider a 24 month supply of vacant developed lots to be at equilibrium in the marketplace. As indicated in the chart below, the Austin market during the 3rd quarter 2007 had less than a 21 month supply of vacant developed lots.  Both developers and builders have decreased their production of new homes and lot inventory.  We are carefully considering the inventory that does exist to maximize market opportunities.  The homes and lots developed by us have been designed to take advantage of the short fall of supply and the reduction of lot positions by the national builders as a result of their national condition.

Water District Receivables

A Water Control and Improvement District or a Municipal Utility District No. 1 (collectively a “District”), is a political subdivision of the State of Texas, subject to the oversight of the Texas Environmental Quality Commission, or TCEQ.

Districts, by definition, may in engage in some, or all, of the following: residential and commercial supply of water and wastewater services, solid waste disposal, wastewater treatment, conservation, irrigation, drainage, fire fighting, emergency services, and recreational facilities. Texas law gives a District the power to incur debt, levy taxes, charge for specific services, and adopt rules for those services, enter into contracts, obtain easements, and condemn property.

Typically, Districts are formed by real estate developers in areas where the provision of utility services will not otherwise be furnished by another public or private entity (e.g., an area outside the geographic confines of a city or village, or a rural area). Funding for a District’s initial creation and operating costs and for its infrastructure (e.g. pipelines, water storage plants, and treatments facilities or payments for capacity in such facilities under wholesale supply agreements with third parties) usually comes from the developer because the District has no funds available for these purposes when it is first created.  In certain Districts (as further discussed below), a developer may also fund, and receive payment from the District for, costs of land set aside for endangered species protection.  Once a critical mass of taxable property (usually residential houses) is constructed in a District, the District is able to provide its own financing for operating costs; however, the developer often continues to provide funding for infrastructure through the period of full build-out of the District.

Any creation, operating and infrastructure costs of a District paid by the developer are repaid by the District from time to time pursuant to a reimbursement agreement whereby the District issues its bonds payable from ad valorem taxes on property in the District and uses the bond proceeds to repay the developer’s costs for these District items.  Issuance of the District’s bonds is subject to prior review and approval by the TCEQ and the Texas Attorney General’s office.

The time period for issuance of a District’s bonds (which are issued in installments over a period of many years usually continuing through the period of full build out of the District) and the consequent recovery period of the developer’s costs for a District can be over either a long or short period of time.  If  development in the District moves at a rapid pace, full recovery of a developer’s initial creation and operating costs (which is usually made from the District’s first bond issue) can occur, but cannot be guaranteed, in as quickly as within twelve to eighteen months after District creation.  Residential developments that grow more slowly will, accordingly, result in a more extended period of time for the recovery of the District’s initial creation and operating costs.  And, since the full recovery of all the developer’s costs for infrastructure during the full build out of the District goes on for the life of the subdivision development, the pace at which the District issues its bond installments from time to time (and the corresponding recovery of the developer’s costs incurred for infrastructure from time to time during the build out period) is closely related to the pace at which houses (and corresponding taxable property value) are added in the District.

A District typically charges its customers for the following services:

•	an initial tap fee ranging from approximately $600 to $2,000 to cover the cost of installing the water and sewer tap;

•	an annual ad valorem tax to recover its annual operating costs and to pay debt service on any District bonds which have been issued; and

•	monthly fees for water and wastewater services, based primarily on a consumption model.

The costs for these services are determined by the District and are usually not reviewed by any county or state review board for reasonableness. These tap fee and monthly service costs are in addition to the developer-funded creation, operating and infrastructure costs described above.

District operations are usually geographically limited to the lands within the District which pay District ad valorem property taxes. If a nearby area lacks any utility service, a District could annex that area or otherwise provide service to it subject to reaching an equitable agreement with the owner of the land to be annexed or otherwise served and meeting certain state law requirements. However, Districts rarely agree to expand their services unless the original developer is agreeable and the owner of the annexed land is willing to enter into a reimbursement agreement similar to the one the original developer signed with the District.

We currently have the community of Villages of New Sweden planned that is within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West planned in Greenhawe Water Control and Improvement District No. 2. We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts. Also, in the case of Greenhawe Water Control and Improvement District No. 2, we have paid for property set aside by us for the preservation of endangered species and that District will reimburse those costs from future District bond sales, too. Under reimbursement agreements with each of these Districts, we expect to be reimbursed partially for the above-described developments costs. The Districts will issue bonds from time to time, in installments, to repay us as there is sufficient assessed value of property in each District to enable it to issue bonds to raise funds to repay us while maintaining a reasonable tax rate so as not to impair continued development within the District. As homes are constructed within the District, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs. At this time, we estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through September 2007 at such time as each District issues its first bond issue. Usually a District issues its first bond issue only after completion of construction of approximately 200 houses. Since developer-funded infrastructure costs have been minimal to date in each District, we have no estimate of the percentage of those costs which will be recovered from each District or the time when they will be recovered.  To the extent that the estimates are dramatically different to the actual facts, it could have a material effect on the financial statements.

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

Employees

On September 30, 2007, we had 19 full-time employees, one part-time employee and three full-time consultants. None of our employees are represented by a labor union and we consider our relations with our employees and consultants to be good.

Company History

Wilson Holdings, Inc. is a Nevada corporation formed on August 4, 1987.  We were originally incorporated as Pandora's Golden Box and were renamed Cole Computer Corporation in February 1999. Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among us, a majority of our stockholders, Wilson Acquisition Corp. and Wilson Family Communities, Inc., Wilson Family Communities became our wholly-owned subsidiary.  In June 2007 we acquired Green Builders, Inc. and commenced homebuilding operations under the Green Builders name.

WFC’s business was originally conducted in 2002, by Athena Equity Partners-Hays, L.P., a Texas limited partnership, or Athena.  Athena engaged in various land acquisition and development activities, including the purchase, entitling, and sale of a 2,400 acre mixed-use tract composed of office, retail and residential lots in central Texas.  From October 2003 to May 2005, Athena did not have significant operations.  In May 2005, Athena merged with WFC.

Risk Factors

Set forth below and elsewhere in this Report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Report.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings.

Risks Related to Our Business

We have only recently commenced our homebuilding operations and there is no assurance that we will be successful.

We commenced our homebuilding operations in June 2007 though the acquisition of Green Builders, Inc.  While members of our management team have extensive experience in homebuilding, our company has never conducted homebuilding operations and there is no assurance that we will be successful.

A significant decline in demand for new homes would adversely affect our business.

The homebuilding industry continues to experience a significant decline in demand for newly built homes in many markets.  While the central Texas market has not been as significantly impacted by this decline, if demand for new houses were to decline it could have a significant impact on our business.  In addition, even in the central Texas market is not as significantly impacted as other areas, national real estate trends impact home buyers and lenders which could lead to a slowdown in sales of new homes in the central Texas area which could negatively impact our business.

Demand for new homes is sensitive to economic conditions over which we have no control.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Although the market has experienced some increase in mortgage interest rates over the past year, mortgage interest rates remain lower than their historical averages. If mortgage interest rates increase or if any of these other economic factors adversely change nationally, or in the market in which we operate, the ability or willingness of prospective buyers to purchase new homes could be adversely affected.

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

Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.

During the recent time of high demand in the homebuilding industry, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages that involve significantly lower initial monthly payments. As a result, new homes have been more affordable in recent years. However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale. In addition, if lenders perceive deterioration in credit quality among homebuyers, lenders may eliminate some of the available non-traditional and sub-prime financing products or increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. In general, if mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it could become more difficult or costly for customers to purchase our homes, which would have an adverse affect on our sales volume.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. However, in the event the housing market in central Texas were to decline, we may be forced to decrease prices in order to maintain sales volume. This deflation in sales price, in addition to impacting our margins on new homes, also reduces the value of our land inventory and makes it more difficult for us to recover the full cost of previously purchased land in new home sales prices or, if we choose, to dispose of land assets. In addition, depressed land values may cause us to walk away from deposits on option contracts if we cannot satisfactorily renegotiate the purchase price of the optioned land.

We face significant competition in our efforts to sell homes.

The homebuilding industry is highly competitive. We compete with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.

We also compete with the resale of existing homes, including foreclosed homes, sales by housing speculators and available rental housing. In the event that demand for homes has slows, competition, including competition with homes purchased for speculation rather than as places to live, will create increased downward pressure on the prices at which we are able to sell homes, as well as upon the number of homes we can sell.

Our current operating business has a limited operating history and revenues.

In October 2005, we acquired Wilson Family Communities, Inc., or WFC, which has a limited operating history. Accordingly, our business is subject to substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry. The business of WFC was conducted, beginning in 2002, by Athena Equity Partners-Hays, L.P., or Athena, to engage in land acquisition and development and, beginning in 2005, to provide homebuilder services. Prior to its merger with WFC, Athena did not generate significant revenues, and, through September 30, 2007, our company has generated revenues of only approximately $4.4 million and has incurred cumulative net losses of approximately $13 million.  We recently entered the homebuilding business and have little experience building homes and there is no assurance that we will be successful.

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

We have incurred a significant amount of debt but will require additional substantial capital to continue to pursue our operating strategy.

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

Market conditions may reduce the amount available to us under our lines of credit.

Due to covenants in our lines of credit and the market conditions surrounding the mortgage and related industries, we may not be able to utilize the entire line of available funds. The amount available under our line of credit is tied to the appraisal value of our real estate holdings or property on which we have an option.  In the event that there is a devaluation of our land holdings upon which our line of credit is secured, the lenders under our primary line of credit may elect to reduce the amount of credit available to us under the line.

We may seek additional credit lines to finance land purchases and development costs.

Through September 30, 2007, we have closed on four major land development projects. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options totaling over $3.2 million as of September 30, 2007. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, and acquire acreage tracts and pay for certain land development activities costing several million dollars. This amount includes the development of land, including costs for the installation of water, sewage, streets and common areas. In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits. In order for us to start or continue the development process, we may incur development costs before we exercise an option agreement. We currently have approximately $525,000 in capitalized development costs, earnest money and deposits outstanding of which the entire amount would be forfeited and expensed if we were to cancel all of these agreements.

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

We are vulnerable to concentration risks because our initial operations have been limited to the central Texas area and we have focused on the residential rather than commercial market.

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

In addition, we have focused our development efforts on residential rather than commercial properties. Economic shifts affect residential and commercial property markets, and thus our business, in different ways. A developer with diversified projects in both sectors may be better able to survive a downturn in the residential market if the commercial market remains strong. Our focus on the residential sector can make us more vulnerable than a diversified developer.

Fluctuations in market conditions may affect our ability to sell our land at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land inventories.  Our land and homes under development represent our primary assets.  There is a lag between the time we acquire control of undeveloped land and the time that we can improve that land for sale to home builders or begin building homes. This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain government approvals and permits. The risk of owning undeveloped land can be substantial as the market value of undeveloped land can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land inventories could occur if market conditions deteriorate or if we purchase land at higher prices during stronger economic periods and the value of those land inventories subsequently declines during weaker economic periods. We could also be forced to sell land or lots for prices that generate lower profit than we anticipate, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a decline in the market value of our land inventories may give rise to a breach of financial covenants contained in our credit facilities, which could cause a default under one or more of those credit facilities.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We are also subject to liability claims arising in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted and become even more costly.

We may be subject to risks as a result of our entry into joint ventures.

We have made the decision to be very selective in our immediate growth plans and to seek joint venture partners for both future and existing land transactions. While joint ventures by their very nature tend to have a lower pure dollar margin they also transfer risk to the joint venture entity thus helping preserve the viability of our company. However, to the extent that we undertake joint ventures to develop properties or conduct our business, we may be liable for all obligations incurred by the joint venture, even though such obligations may not have been incurred by us, and our share of the potential profits from such joint venture may not be commensurate with our liability. Moreover, we will be exposed to greater risks in joint ventures should our co-ventures’ financial condition become impaired during the term of the joint venture, as creditors will increasingly look to our company to support the operations and fund the obligations of the joint venture.

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

If our customers are not able to obtain suitable financing, our business may decline.

Our business and earnings also depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential customers from purchasing our homes. If our potential customers or the buyers of our customers’ current homes are not able to afford or obtain suitable financing under such circumstances, our sales and revenues could decline. Similar risks apply to those buyers who are in our backlog of homes to be delivered. If our customers cannot obtain suitable financing in order to purchase our homes, our sales and profitability could be materially affected.

We are a small company and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

We are a small company  with a finance and accounting organization that we believe is of appropriate  size to support our current operations; however, the rigorous demands of being  a public reporting company may lead to a determination that our finance and  accounting group is undersized. In addition, our President and Chief Executive Officer is our majority shareholder and controls the company. He also has significant control over our daily operations and we are required to implement proper and effective controls and procedures due to the extent of his control over the company. As a public company, we are subject to the  reporting requirements of the Securities Exchange Act of 1934 and the  Sarbanes-Oxley Act of 2002 and in fiscal 2008 we will be required to comply  with the Section 404 of the Sarbanes-Oxley Act which will require us and our  independent public accounting firm to report on the effectiveness of our  internal controls over financial reporting. The requirements of these laws and  the rules and regulations promulgated there under entail significant  accounting, legal and financial compliance costs, and have made, and will  continue to make, some activities more difficult, time consuming or costly and  may place significant strain on our personnel, systems and  resources. We may be required to increase the size  of our finance and accounting group or to retain consultants to assist us with  our Sarbanes-Oxley Section 404 compliance which may be a significant expense and we will incur additional fees with our independent public accounting firm.

The Securities Exchange Act requires, among other things, that  we maintain effective disclosure controls and procedures and internal control  over financial reporting. In order to maintain and improve the effectiveness  of our disclosure controls and procedures and internal control over financial  reporting, and in order to comply with the burden of Section 404 of the  Sarbanes-Oxley Act, significant resources and management oversight are  required. As a result, management’s attention may be diverted from other  business concerns, which could have a material adverse effect on our business,  financial condition and results of operations.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is dependent on Clark N. Wilson, our Chief Executive Officer and the founder of WFC, to provide the necessary leadership to execute our growth plans. Although we intend to acquire a key-man life insurance policy for Mr. Wilson, the loss of the services of Mr. Wilson or the inability to attract or retain qualified personnel in the future or delays in hiring required personnel will impede our ability to become profitable.

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

Land and homes under construction comprise the majority of our assets. These assets could suffer devaluation if the housing and real estate market suffers a significant downturn, due to interest rate increases or other reasons. Our debt might then be called, requiring liquidation of assets to satisfy our debt obligations or the use of our cash. A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

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

Our performance continues to be substantially dependent on future cash flows from real estate financing and sales and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our current and future properties. If we are unsuccessful in obtaining adequate loans or in generating positive cash flows, we could be forced to abandon some of our development activities, including the development of sub-divisions and entitling of land for development; forfeit option fees and deposits; default on loans; violate covenants with our current lenders and convertible note holders thereby putting us in default; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Regulatory Risks

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

Federal laws and regulations that adversely affect liquidity in the secondary mortgage market could hurt our business.

Recent federal laws and regulations could have the effect of curtailing the activities of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). These organizations provide significant liquidity to the secondary mortgage market. Any curtailment of their activities could increase mortgage interest rates and increase the effective cost of our homes, which could reduce demand for our homes and adversely affect our results of operations.

The federal financial institution agencies recently issued their final Interagency Guidance on Nontraditional Mortgage Products (“Guidance”). This Guidance applies to credit unions, banks and savings associations and their subsidiaries, and bank and savings association holding companies and their subsidiaries. Although the Guidance does not apply to independent mortgage companies, it likely will affect the origination operations of many mortgage companies that broker or sell nontraditional mortgage loan products to such entities. This Guidance could reduce the number of potential customers who could qualify for loans to purchase homes from us and others.

Compliance with federal, state and local regulations related to our business could create substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding ventures.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. We may be required to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially reduce these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

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

Provisions of our articles of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Our authorized but unissued shares of common stock are available for our Board to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or other transaction. In the future, we may elect to amend our charter to provide for authorized but unissued shares of preferred stock that would be issuable at the discretion of the Board of Directors. We can amend and restate our charter by action of the Board of Directors and the written consent of a majority of stockholders.

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

Item 2.                  Description of Property

Our corporate office, which we lease from a third party, contains approximately 5,000 square feet, and is located in Austin, Texas.  We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3.                  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.                  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                  Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange under the symbol “WIH.”

The following table represents the range of the high and low bid prices of our common stock as reported by the American Stock Exchange (for prices since May 19, 2007) and the OTC Bulletin Board Historical Data Service (for prices before May 19, 2007). These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The market prices reported prior to October 11, 2005 were prices reported for Cole Computer Corporation, our predecessor entity that was a shell corporation with no material assets or liabilities. The share prices reported below have been adjusted to take into account a 350-to-1 reverse stock split with respect to the outstanding shares of our common stock that was affected on September 22, 2005.

2007	High	Low
January 1 to March 31	$6.25	$4.25
April 1 to June 30	$5.25	$2.65
July 1 to September 30	$2.65	$1.70
October 1 to December 27	$2.00	$0.90
2006	High	Low
January 1 to March 31	$7.50	$2.90
April 1 to June 30	$5.25	$3.00
July 1 to September 30	$4.95	$2.00
October 1 to December 31	$6.00	$2.50
2005	High	Low
January 1 to March 31	$10.49	$3.85
April 1 to June 30	$13.46	$3.85
July 1 to September 30	$13.99	$3.85
October 1 to December 31	$13.00	$4.00

The last reported sale price of our common stock on the American Stock Exchange on December 26, 2007 was $1.10 per share. According to the records of our transfer agent, there were approximately 334 record holders of our common stock as of December 26, 2007.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the period covered by this report.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the third quarter of ended September 30, 2007.

The following table provides information as of September 30, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Informaiton

Plan Category	Number of securities to be issued upon exercise of outstanding warrants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,835,000	$2.24	665,000

Equity compensation plans not approved by security holders	-	-	-

Total	1,835,000	$2.24	665,000

Item 6.                  Management’s Discussion and Analysis or Plan of Operation.

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

We commenced our homebuilding operations in June 2007 with the purchase of Green Builders. We are in the process of developing the Green Builders brand and developing our homebuilding strategy. Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style. We will build homes on the majority of the lots that we currently have under development. We may build on lots that we purchase from other land builders or developers. We plan on continuing to acquire and develop land and sell some of those lots to homebuilders. Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors. Subcontractors will be retained for specific subdivisions pursuant to contracts entered in 2007.

A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders. During the second quarter of 2007, demand for finished lots from national homebuilders was reduced and orders placed for some of our finished lots were cancelled. We believe that retaining these lots for use by our new homebuilding business is the most efficient use of our finished lots and will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots. National homebuilders have been trying to reduce their real estate holdings for the past several months and we believe this will continue. Demand for real estate has been reduced in all parts of the country, including areas which have been less affected from the recent slowdown in housing starts, such as central Texas. We believe that the national slowdown will impact central Texas as national homebuilders continue to sell their real estate holdings.

We terminated our relationship with our last remaining homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which we had guaranteed the loans. As a result of the termination of the relationship, we recorded approximately a $260,000 increase to stockholders equity.

Comparison of Nine Months Ended September 2007 and 2006
	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(in thousands)
Homebuilding and related services revenues	$1,295	$4,185	$(2,889)	-69%
Land revenues	$3,149	$1,080	$2,069	192%
Homebuilding and related services gross profit	$270	$705	$(435)	-62%
Land gross profit	$(646)	$455	$(1,101)	-242%
Operating expenses	$4,244	$4,010	$234	6%
Operating loss	$(4,620)	$(2,850)	$(1,770)	62%
Net loss	$(6,556)	$(7,626)	$1,070	-14%

Results of Operations

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

Revenues - During the nine months ended September 30, 2007, home sales accounted for approximately 29% of revenues at a gross profit margin of approximately 21%.  All of the homebuilding revenues were generated by one VIE consolidated into our operating results.  During the nine months ended September 30, 2007, home sales declined approximately 69% from the same periods in 2006, primarily due to the reduced home sales from our VIEs.

In June 2007 we acquired Green Builders and have commenced our homebuilding activities under the name “Green Builders, Inc.”   Our strategy is to build homes that are environmentally responsible, resource efficient and built consistently with local styles and standards.   We plan to sell homes in central Texas, initially in the Austin, Texas area for prices ranging from $200,000 to $700,000. We have derived our historical revenue from the sale of real estate and residential lots, and from services provided to homebuilder clients. We ceased providing services to homebuilder clients in August 2007. Prior to August 2007, we exercised significant influence over, but held no controlling interest in, homebuilder clients, but in some cases we retained the majority of the risk of loss. At September 30, 2007 and December 31, 2006, we determined that we were the primary beneficiary in certain homebuilder agreements, as defined under FASB Interpretation No. 46(R), or FIN 46(R), entitled “Consolidation of Variable Interest Entities”, where we have a significant, but less than controlling, interest in our clients. In accordance with FIN 46(R), the results of these clients have been consolidated into our financial statements.

Land and Land Development

Background– Land sales revenue consists of revenues from the sale of undeveloped land and developed lots.  Developing finished lots from land takes approximately one to three years. We may sell our lots to national, regional and local homebuilders that may purchase anywhere from five to one hundred or more lots at a time, although the delivery of these lots would likely be scheduled over periods of several months or years. We may use our developed lots for our own homebuilding operations.

Revenues– During the nine months ended September 30, 2007, land sales accounted for approximately 71% of our total revenues at a gross loss of approximately 21% due to the write-off of approximate $1.3 million of development expenses incurred on the Bohls tract that we elected not to exercise described below. For the nine months ended September 30, 2007, approximately $800,000 of our land sale revenue came from the sale of undeveloped acreage tracts of land, approximately $2.3 million of the revenue from the sale of developed finished lots.  Revenues from land and lot sales increased approximately 119% for the nine months ended September 30, 2007 from the same periods in 2006, primarily due to the completion and sale of residential lots. Excluding the write-off of  the Bohls tract, gross profit declined as a percentage of total land revenues over the same period in the prior year due to the low volume and mix of land sold. Land sales during the same periods of 2006 consisted of a land purchase option and undeveloped acreage tracts with lower cost of sales, whereas the current year land sales were primarily single family lots.

Costs and Expenses

Cost of Sales

 In May 2007 we elected not to exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million.  Due to the market conditions in the homebuilding industry, our revenue projections for the sale of residential lots to other homebuilders have substantially declined. We concluded that we currently have adequate single-family lots, excluding the Bohls tract. We recorded a loss provision of approximately $1.3 million relating to development expenses incurred on the tract and expenses expected to be incurred due to the expiration of the option period.

General and Administrative Expenses

	Nine Months Ended September 30,
Breakdown of G&A Expenses	2007	2006	Change	% Change
Salaries, benefits, taxes and related employee expenses	$1,197,000	$1,300,000	(103,000)	-8%
Stock compensation	541,000	350,000	191,000	55%
Legal, accounting, and audit	666,000	664,000	2,000	0%
Warranty expense, architecture fees, and consulting services	288,000	535,000	(247,000)	-46%
General overhead, including rent, office expenses and insurance	662,000	320,000	342,000	107%
Depreciation expense	22,000	44,000	(22,000)	-50%
Amortization of subordinated debt issuance costs	320,000	157,000	163,000	104%
Loss on homebuilder services clients	176,000	-	176,000	n/a
Total G&A	$3,872,000	$3,370,000	502,000	15%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal and general office expenses and insurance. During the nine months ended September 30, 2007 and 2006, salaries, benefits, taxes and related employee expenses totaled approximately $1.2 million and $1.3 million, respectively, and represented approximately 31% and 39%, respectively, of total general and administrative expenses for the periods.  While there was an overall increase in both employees and salaries in 2007 as compared to 2006, it was offset by a 2006 accrual of $200,000 for severance, thus resulting in the 2007 decrease of approximately $100,000.

Stock compensation expense was approximately $541,000 and $350,000 for the nine months ended September 30, 2007 and 2006, respectively.   The increase in stock compensation expense was due primarily to an increase in acceleration of stock options vesting for our CFO in connection with the terms of his new consulting agreement.

Legal, accounting, audit and transaction expense, which includes the expense of filing our registration statements and other SEC filings, totaled $666,000 and $664,000 for the nine months ended September 30, 2007 and 2006, respectively.  In 2007, we saw an increase in these expenses due to an increase in overall filings for the Company in 2007, offset by a reduction in expenses relating to the 2007 offering that were a reduction in net proceeds versus expenses in the same periods the prior year.

Warranty expense, architecture fees and consulting services were approximately $288,000 and $535,000 for the nine months ended September 30, 2007 and 2006, respectively.  These expenses declined predominately due to a decrease in consulting services in 2007.

There was approximately $662,000 and $320,000 for general overhead, including rent, office expenses and insurance, respectively, for the nine months ended September 30, 2007 and 2006.  This increase is due to approximately a $204,000 increase for directors and officers insurance and general liability insurance.  This increase was to due to an increase in directors and officers insurance for the public offering and the general liability insurance increase due to an increase in land development activities.  The additional increase for general overhead expenses is due to the ramping up of our homebuilding activities in 2007.

Depreciation expense was approximately $22,000 and $44,000 for the nine months ended September 30, 2007 and 2006, respectively.  This expense decreased primarily due to the disposal of model furnishing assets in August 2006 which eliminated the associated depreciation expense.

Amortization of subordinated convertible debt issuance costs was approximately $320,000 and $157,000 for the nine months ended September 30, 2007 and 2006, respectively.  This expense increased due to the issuance of $6.75 million of subrogated convertible debt in September 2006, thus increasing the associated amortization of the issuance costs for 2007.

There was a loss of  $176,000 for homebuilder services for the nine months ended September 30, 2007 due to indirect operating losses of variable interest entities that we incurred in 2007.

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

Interest Expense and Income

Interest expense for the nine months ended September 30, 2007 and 2006 increased by $584,000, which was related to the increased subordinated convertible debt issued in September 2006 and the increase in interest expensed instead of capitalized for property temporarily not under development. Included in the interest expense was amortization of subordinated convertible debt. For the nine months ended September 30, 2007 and 2006, the amortization expense of the subordinated debt discount was approximately $536,000 for each period. To the extent we purchase additional land that we hold for future development, our interest expenses will increase.

Interest and other income increased for the nine months ended September 30, 2007 over the same period in 2006 due to the increase in cash from our public offering in May 2007 and consisted of interest earned on our cash and cash equivalents and immaterial amounts of miscellaneous other income.

Comparison of Fiscal Years 2006 and 2005
	Year Ended December 31,
	2006	2005	Change	% Change
	(in thousands)
Homebuilding and related services revenues	$5,218	$-	$5,218	n/a
Land revenues	$1,517	$255	$1,262	495%
Homebuilding and related services gross profit	$871	$-	$871	n/a
Land gross profit	$446	$140	$306	218%
Operating expenses	$5,171	$1,425	$3,746	263%
Operating loss	$(3,853)	$(1,284)	$(2,569)	200%
Net loss	$(14,393)	$(1,714)	$(12,679)	740%

Results of Operations

Homebuilding and Related Services Revenues

Revenues - During the year ended December 31, 2006, home sales accounted for approximately 77% of revenues at a gross profit margin of approximately 17%.  All of the homebuilding revenues were generated by our two VIEs consolidated into our operating results.  Revenues from each homebuilder client were approximately $1.8 and $3.4 million, respectively.  The client that generated $1.8 million of revenues has not commenced any new homes or utilized our homebuilding services since June 30, 2006.

We had no homebuilding revenues during the year ended December 31, 2005 as no homes were built.

Land Sales

Revenues - Land sales accounted for approximately 23% of our total revenues, totaling approximately $1.5 million for the year ended December 31, 2006, at a gross profit margin of approximately 29%.  For the year ended December 31, 2006, approximately $616,000 of our land sale revenue came from the sale of undeveloped acreage tracts of land, approximately $851,000 of the revenue from the sale of developed finished lots and $50,000 from land option revenue.  During the year ended December 31, 2005, we were in the process of acquiring and developing land and generated revenues of approximately $255,000 through the sale of undeveloped acreage lots at a gross profit of approximately $140,000.

Costs and Expenses

General and Administrative Expenses

	Year Ended December 31,
Breakdown of G&A Expenses	2006	2005	Change	% Change
Salaries, benefits, taxes and related employee expenses	$1,540,000	$386,000	1,154,000	299%
Stock compensation expense	545,000	-	545,000	n/a
Legal, accounting, and audit	776,000	292,000	484,000	166%
Transaction cost amortization	367,000	-	367,000	n/a
Warranty expense, architecture fees, and consulting services	482,000	283,000	199,000	70%
General overhead, including rent, office expenses and insurance	643,000	239,000	404,000	169%
Total G&A	$4,353,000	$1,200,000	3,153,000	263%

During the year ended December 31, 2006, salaries, benefits, taxes and related employee expenses totaled approximately $1.5 million and represented approximately 35% of total general and administrative costs for the period.  Also included is an accrual of approximately $180,000 for severance payments that were paid to our former Chief Financial Officer over a ten month period.  Stock compensation expense totaled approximately $545,000, which is 13% of total general and administrative expenses.  Legal, accounting, and audit expense which includes the expense of filing our registration statements and other SEC filings, totaled approximately $776,000.  Transaction cost amortization and other transaction costs totaled approximately $367,000.  Warranty expense, architecture fees, and consulting services were approximately $482,000.  Miscellaneous expenses were approximately $643,000 for general overhead, including rent, office expenses and insurance.  Depreciation expense included in general and administrative expenses was approximately $56,000 for the year ended December 31, 2006.  General and administrative expenses included from the consolidation of our VIEs were less than 5% of the total general and administrative expenses for the year ended December 31, 2006.

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

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2006 were approximately $243,000 and represented approximately 30% of our total marketing costs for the period.  Expenses for advertising, brochures and catalogs, signage, public relations and other selling expenses for the year ended December 31, 2006 were approximately $378,000 and represented approximately 46% of total sales and marketing costs for the period.  The remaining expenses for the year ended December 31, 2006, were for other incidental items and services.  Approximately 17% of the sales and marketing expenses in the period resulted from the consolidation of the VIEs.

Sales and marketing expenses for the year ended 2005 were for salaries and related expenses which included $129,000 and $73,000 of website expenses, signage, advertising and marketing.  Sales and marketing expenses for the year ended December 31, 2005 reflect our limited operations prior to June 2005.

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

Interest income of approximately $291,000, $290,000 and $100,000 for the years ended September 30, 2007, December 31, 2006 and December 31, 2005 respectively, consisted of interest earned on our cash and cash equivalents and immaterial amounts of other income.

Financial Condition and Capital Resources

Liquidity

At September 30, 2007 we had approximately $13.1 million in cash and cash equivalents. We completed a successful public offering of the Company’s common stock in May 2007, netting approximately $14 million of cash.

On June 29, 2007, WFC entered into a three-year $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Centura Bank, as administrative agent.  We have guaranteed all of the obligations of WFC under the Credit Facility. The obligations of WFC under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility. We currently have approximately $2.7 million borrowings outstanding under the Credit Facility.

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

•
prohibit WFC’s ratio of debt(excluding convertible debt) to equity(including convertible debt) from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

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

During 2007 we elected not to exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million. Our decision not to exercise the option was based on the following factors:

•
Due to the current market conditions in the homebuilding industry, revenue projections for sales of residential lots to other homebuilders have substantially declined. We concluded that we currently have adequate single-family lots for our needs, excluding the Bohls tract. While these discussions are ongoing the option expired in June 2007. We recorded a loss provision of approximately $1.3 million relating to development costs incurred on the tract and expenses expected to be incurred due to the expiration of the option period; and

•
We commenced homebuilding under Green Builders in June 2007 and plan to build and sell homes in the central Texas area, initially in the Austin, Texas area, for prices ranging from $200,000 to $700,000.

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

Due to market conditions stated above and longer than expected ramp up of homebuilding operations our financial projections have changed.  We expect to incur significant losses during fiscal 2008.

We believe that the capital we raised in May 2007, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but we may be required to raise additional capital in fiscal 2008 if market opportunities for land development and homebuilding growth arise.

Land and homes under construction comprise the majority of our assets. These assets could suffer devaluation if the housing and real estate market suffers a significant downturn, due to interest rate increases or other reasons. Our debt secured by our real estate holdings might then be called which may require us to liquidate assets to satisfy our debt obligations.  A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

In October 2007 we amended our four seller-financed notes payable for New Sweden, the 534 acre project in Travis County described above.  The notes payable maturity date has been extended to October 12, 2011.  The terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Our accounting policies are more fully described in the notes to our consolidated financial statements.

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

Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, advances to builders and  real estate taxes incurred during development and construction phases.

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

Use of Estimates

We have estimated and accrued liabilities for real estate property taxes on our purchased land in anticipation of development, and other liabilities including the beneficial conversion liability and the fair value of warrants and options.  To the extent that the estimates are different than the actual amounts, it could have a material effect on the financial statements.

Municipal Utility and Water District Receivables

We currently have the community of Villages of New Sweden planned that is within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West planned in Greenhawe Water Control and Improvement District No. 2.  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  At this time, we estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through September, 2007 at such time as each District issues its first bond issue.  Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  Since developer-funded infrastructure costs have been minimal to date in each District, we have no estimate of the percentage of those costs which will be recovered from each District or the time when they will be recovered.  To the extent that the estimates are dramatically different to the actual facts, it could have a material effect on the financial statements.

Concentrations

Our current activities are currently in the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area and the San Antonio Metropolitan Statistical Area. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

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

Recent Accounting Pronouncements

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

The cumulative effect of the re-characterization of the derivative liabilities is shown in the table below:

	As filed December 31, 2006	Cumulative effect of re- characterization of derivative liabilities	Net effect of re-characterization
LIABILITY ACCOUNTS
Subordinated convertible debt, net of discount, respectively	$8,395,876	4,572,674	12,968,550
Derivative liability, convertible note compound embedded derivative	7,462,659	(7,462,659)	-
Derivative liability, contingent warrants issued to subordinated convertible debt holders	1,883,252	(1,883,252)	-
Total debt, net of discount and derivative liabilities	17,741,787	(4,773,237)	12,968,550
STOCKHOLDERS' EQUITY ACCOUNTS
Common stock	18,056	-	18,056
Additional paid in capital	16,809,885	(4,577,938)	12,231,947
Retained deficit	(16,053,143)	9,351,175	(6,701,968)
Total stockholders' equity	$774,798	4,773,237	5,548,035

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48, effective for fiscal years beginning after December 15, 2006, requires that the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The amount of tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements.  The company has analyzed its tax positions and concluded that there is no cumulative or current effect from the adoption of the provisions of FIN 48.  The Company's income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  The Company is currently evaluating the impact of the adoption of SFAS No. 141; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  The Company is currently evaluating the impact of the adoption of SFAS No. 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7.                  Financial Statements

The Financial Statements required by this item are included in Part III, Item 13 and are presented beginning on Page F-1.

Item 8.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Principal Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2007, the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007.

We will be required to be in compliance with Sarbanes Oxley Section 404 certification requirements relating to internal controls for the fiscal year ended September 30, 2008.  We have recently commenced our homebuilding operations.  We have also recently implemented a new enterprise wide information technology system.  In addition, following the filing of this report, our principal financial officer will leave his position with us and become a consultant to the company.  We will need to replace him with a new principal financial officer.  We are continuing to work with our Audit Committee to implement internal controls due to the above noted activities.  Any failure to develop adequate these internal controls or in the retention of a qualified principal financial officer may result in a material weakness in our internal control.

Item 8B.  Other Information.

None.

PART III

Items 9 through 12 and Item 14 will be included in our proxy statement for our 2008 Annual Meeting of Shareholders, and are incorporated herein by reference.

Item 9.                  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item will be included under the section captioned “Election of Directors ” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 10.                  Executive Compensation

The information required by this Item will be included under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 11.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 12.                  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 13.                  Exhibits

The Exhibit Index set forth below is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON HOLDINGS, INC.

	By:	/s/ Clark N. Wilson
Clark N. Wilson
Date: December 31, 2007		President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Clark Wilson and Arun Khurana , and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2007.

Name	Title

/s/ Clark N. Wilson
Clark N. Wilson	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Arun Khurana	Principal Financial Officer
Arun Khurana

/s/ Victor Ayad	Director
Victor Ayad

/s/ Jay Gouline	Director
Jay Gouline

/s/ Sidney Christopher Ney	Director
Sidney Christopher Ney

/s/ Barry A. Williamson	Director
Barry A. Williamson

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
1.1
Underwriting Agreement, dated May 14, 2007, by and between Wilson Holdings, Inc. and Capital Growth Financial, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)

3.1	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference)
3.2	Amended and Restated Articles of Incorporation of Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)
4.1	Amended and restated Articles of Incorporation of Registrant (filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-131486) and incorporated herein by reference)
4.2
Underwriter Warrant issued by Registrant to Capital Growth Financial, LLC (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “2007 S-1”) and incorporated herein by reference)

10.1
Lease Agreement dated September 14, 2006 by and between Registrant and TI Building Partnership, Ltd. (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 and incorporated herein by reference)

10.2+	Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.3+	Amendment No. 1 to Wilson Holdings, Inc. 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.2 to the 2007 S-1 and incorporated herein by reference)
10.4
Master Construction Loan Agreement dated September 28, 2005 by and among Registrant and Plains Capital Bank (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)

10.5
Promissory Note dated September 28, 2005 issued by Registrant to Plains Capital Bank (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)

10.6
Registration Rights Agreement by and among the Registrant and the purchasers of Registrant’s Convertible Notes issued December 19, 2005 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.7
Form of Warrant issued to Purchasers of Convertible Notes dated December 19, 2005 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.8
Registration Rights Agreement dated September 29, 2006 by and among the Registrant and the purchasers of the Registrant’s Convertible Notes issued September 29, 2006 (filed as Exhibit 10.2 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.9
Form of Warrant issued to Purchasers of Convertible Notes dated September 29, 2006 (filed as Exhibit 10.3 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.10+	Letter Agreement dated December 14, 2006 by and between Registrant and Capital Growth Financial (filed as Exhibit 10.12 to the 2007 S-1 and incorporated herein by reference)
10.11+	Amendment No. 1 to Letter Agreement by and between Registrant and Capital Growth Financial (filed as Exhibit 10.13 to the 2007 S-1 and incorporated herein by reference)
10.12+
Employment Letter Agreement dated February 14, 2007 by and between Registrant and Clark Wilson (filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference)

10.13+
Employment Letter Agreement dated February 14, 2007 by and between Registrant and Arun Khurana (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference)

10.14
Borrowing Base Loan Agreement by and between Wilson Family Communities, Inc and RBC Centura Bank, with Franklin Bank SSB and International Bank of Commerce as co-lenders dated June, 30, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-KQSB for the quarter ended June 30, 2007 and incorporated herein by reference)

10.15+
Consulting Agreement dated September 18, 2007 by and between Registrant and Arun Khurana (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2007 and incorporated herein by reference)

21*	Subsidiaries of Registrant
24*	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32*	Certification of Principal Executive Officer and Principal Financial Officer
   * Filed herewith
   + Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wilson Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wilson Holdings, Inc. as of September 30, 2007 and December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ equity and stockholders’ equity, and cash flows for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005 in conformity with generally accepted accounting principles in the United States of America.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP

Austin, Texas

December 31, 2007

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006 and 2005

	September 30,	December 31,
	2007	2006	2005
ASSETS
Cash and cash equivalents	$13,073,214	$2,673,056	$10,019,816
Restricted cash	-	2,192,226
Inventory
Land and land development	32,463,411	29,908,325	12,299,872
Homebuilding inventories	2,843,704	847,653	655,145
Total inventory	35,307,115	30,755,978	12,955,017
Other assets	729,471	196,195	48,056
Debt issuance costs, net of amortization	1,265,218	1,458,050	1,420,669
Equipment and software, net of accumulated depreciation and amortization of $32,294 and $46,358, respectively	232,357	97,956	70,875
Total assets	$50,607,375	$37,373,461	$24,514,433
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,404,151	$1,376,117	$111,275
Accrued real estate taxes payable	405,060	454,764	148,862
Accrued liabilities and expenses	215,372	529,090	135,168
Accrued interest	464,809	302,555	237,592
Deferred revenue	159,381	11,223	11,223
Lines of credit	472,365	6,436,706	253,945
Notes payable	20,165,993	9,466,621	7,108,579
Notes payable, related party	-	279,800	279,800
Subordinated convertible debt, net of $3,384,807, $5,224,502, and $5,002,500 discount, respectively	13,254,780	8,395,876	4,997,500
Derivative liability, convertible note compound embedded derivative	-	7,462,659	4,500,000
Derivative liability, contingent warrants issued to subordinated convertible debt holders	-	1,883,252	675,000
Total liabilities	36,541,911	36,598,663	18,458,944
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000, 80,000,000, and 80,000,000 shares authorized, respectively, 23,135,538, 18,055,538, and 17,706,625 shares issued and outstanding at September 30, 2007, December 31, 2006 and 2005, respectively	23,136	18,056	17,707
Additional paid in capital	27,040,304	16,809,885	7,697,868
Retained deficit	(12,997,976)	(16,053,143)	(1,660,086)
Total stockholders' equity	14,065,464	774,798	6,055,489
Commitments and contingencies	-	-	-
Total liabilities and stockholders' equity	$50,607,375	$37,373,461	$24,514,433

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006
And for the Years Ended December 31, 2006 and 2005

	Nine Months Ended Sept 30,		Year Ended December 31,
	2007	2006	2006	2005
		(Unaudited)
Revenues:
Homebuilding and related services	$1,295,406	$4,184,905	$5,217,564	$-
Land sales	3,149,093	1,079,811	1,516,952	255,000
Total revenues	4,444,499	5,264,716	6,734,516	255,000

Cost of revenues:
Homebuilding and related services	1,025,514	3,480,403	4,346,186	-
Land sales	3,794,712	624,487	1,070,856	114,587
Total cost of revenues	4,820,226	4,104,890	5,417,042	114,587

Gross profit:
Homebuilding and related services	269,892	704,502	871,378	-
Land sales	(645,619)	455,324	446,096	140,413
Total gross profit	(375,727)	1,159,826	1,317,474	140,413

Costs and expenses:
Corporate general and administration	3,871,587	3,369,843	4,352,999	1,199,578
Sales and marketing	372,820	640,421	817,595	224,936
Total costs and expenses	4,244,407	4,010,264	5,170,594	1,424,514
Operating loss	(4,620,134)	(2,850,438)	(3,853,120)	(1,284,101)
Other income (expense):
Loss on fair value of derivatives	-	(3,392,500)	(8,469,457)	(172,500)
Interest and other income	291,478	260,199	290,335	100,346
Interest expense	(2,227,233)	(1,643,086)	(2,360,815)	(358,188)
Total other expense	(1,935,755)	(4,775,387)	(10,539,937)	(430,342)
Net loss	$(6,555,889)	$(7,625,825)	$(14,393,057)	$(1,714,443)

Basic and diluted loss per share	$(0.32)	$(0.43)	$(0.81)	$(0.22)

Basic and diluted weighted average common shares outstanding	20,586,649	17,706,625	17,711,405	7,755,646

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Statements of Partners’ Equity and Stockholders' Equity
For the Nine Months Ended September 30, 2007
And for the Years Ended December 31, 2006, and 2005

		Series A Preferred Stock			Common Stock
	Partners’ Equity	Shares	Amount	Additional Paid In Capital	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2004	72,643	-	-	-	-	-	-	-	72,643
Net loss through May31, 2005	(54,357)	-	-	-	-	-	-	-	(54,357)
Common Stock issued in exchange Cash and Partnership interests	(18,286)	-	-	-	9,000,000	9,000	9,286	-	-
Sale of Common Stock	-	-	-	-	1,000,000	1,000	59,000	-	60,000
Sales of Series A Convertible Preferred Stock	-	4,400,000	4,400	4,395,600	-	-	-	-	4,400,000
Series A Preferred Stock exchanged for land	-	2,404,789	2,405	2,402,384	-	-	-	-	2,404,789
Preferred Stock exchanged for Common Stock	-	(6,804,789)	(6,805)	(6,797,984)	6,804,789	6,805	6,797,984	-	-
Shares Issued in Merger	-	-	-	-	901,836	902	(902)	-	-
Warrants issued for transaction costs for convertible debt	-	-	-	-	-	-	832,500	-	832,500
Net loss from June 1 through December 31, 2005	-	-	-	-	-	-	-	(1,660,086)	(1,660,086)
Balances December 31, 2005	-	-	-	-	17,706,625	17,707	7,697,868	(1,660,086)	6,055,489
Stock-based compensation expense	-	-	-	-	-	-	544,866	-	544,866
Warrants issued at fair value	-	-	-	-	-	-	1,117,500	-	1,117,500
Benificial conversion feature at fair value	-	-	-	-	-	-	7,450,000	-	7,450,000
Cashless exercise of warrants	-	-	-	-	348,913	349	(349)	-	-
Net loss	-	-	-	-	-	-	-	(14,393,057)	(14,393,057)
Balances at December 31, 2006	$-	-	$-	$-	18,055,538	$18,056	$16,809,885	$(16,053,143)	$774,798
Cumulative adjustment for restatement per FSP 00-19-2	-	-	-	-	-		(4,577,938)	9,351,175	4,773,237
Stock-based compensation expense	-	-	-	-	-	-	540,900	-	540,900
Sale of common stock, net of transaction costs	-	-	-	-	5,000,000	5,000	14,031,377	-	14,036,377
Issuance of common stock for purchase of Green Builders, Inc., net of transaction costs	-	-	-	-	80,000	80	216,080	-	216,160
Services provided without compensation by principal shareholder	-	-	-	-	-	-	20,000	-	20,000
Effect of deconsolidation of variable interest entity	-	-	-	-	-	-	-	259,880	259,880
Net loss	-	-	-	-	-	-	-	(6,555,889)	(6,555,889)
Balances at September 30, 2007	$-	$-	$-	$-	23,135,538	$23,136	$27,040,304	$(12,997,977)	$14,065,463

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007
And for the Years Ended December 31, 2006 and 2005

	Nine Months Ended Sept 30,		Year Ended December 31,
	2007	2006	2006	2005
		(Unaudited)
Cash flows from operating activities:
Net loss	$(6,555,889)	$(7,625,825)	$(14,393,057)	$(1,714,443)
Non cash adjustments:
Loss on fair value of derivatives	-	3,392,500	8,469,457	172,500
Amortization of convertible debt discount	536,230	535,983	917,330	-
Amortization of debt issuance costs	192,832	157,927	216,037	-
Stock-based compensation expense	540,900	349,507	544,866	-
Services provided without compensation by principal shareholders	20,000	-	-	-
Depreciation and amortization	55,309	44,940	55,577	4,961
Loss on land option purchase	1,254,968	-	-	-
Effect of deconsolidation of variable interest entity	259,880	-	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(5,806,105)	(7,620,582)	(10,946,924)	(3,283,886)
Increase in other assets	(272,341)	(67,763)	(148,139)	(48,056)
Increase in accounts payable	28,034	435,198	1,264,842	111,276
(Decrease) in real estate taxes payable	(49,704)	-	305,902	148,862
(Decrease) increase in accrued expenses	(313,718)	684,179	393,922	135,108
Increase in deferred revenue	148,158	-	-	5,641
(Decrease) increase in accrued interest	162,254	(37,194)	64,963	232,380
Net cash used in operating activities	(9,799,193)	(9,751,130)	(13,255,224)	(4,235,657)
Cash flows from investing activities:
Purchase of fixed assets	(201,565)	(68,479)	(82,658)	(75,836)
Cash paid for Green Builders, Inc.	(32,919)	-	-	-
Net cash used in investing activities	(234,484)	(68,479)	(82,658)	(75,836)
Cash flows from financing activities:
Decrease in restricted cash	2,192,226	-	(2,192,226)	-
Repayments to related parties, net	(279,800)	-	-	(21,000)
Issuances (repayments) of notes payable, net	10,699,372	(897,579)	(908,579)	217,591
(Repayments) advances on lines of credit, net	(5,964,341)	3,213,395	2,595,345	253,945
Proceeds from issuance of convertible debt	-	6,500,000	6,750,000	10,000,000
Cash paid for debt issuance costs	-	(212,246)	(253,418)	(588,170)
Proceeds from issunace of Series A convertible preferred stock	-	-	-	4,400,000
Partnership contributions	-	-	-	-
Common stock sales, net of transaction costs	13,786,377	-	-	60,000
Net cash provided by financing activities	20,433,834	8,603,570	5,991,122	14,322,366
Net increase (decrease) in cash and cash equivalents	10,400,158	(1,216,039)	(7,346,760)	10,010,873
Cash and cash equivalents at beginning of period	2,673,056	10,019,816	10,019,816	8,943
Cash and cash equivalents at end of period	$13,073,214	$8,803,777	$2,673,056	$10,019,816

Cash paid for interest	$1,872,716	$1,064,421	$1,519,168	$96,168
Cash paid for income taxes	$-	$-	$-	$-

Non cash in financing activities:
Assets and Liabilities acquired from Green Builders, Inc.
Accounts Receivable	$2,900	$-	$-	$-
Accounts Payable	$6,190	$-	$-	$-
Issuance of common stock for notes payable, cancellation of notes payable in exchange for cancellation of subordinated debt	$250,000	$-	$-	$-

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

In September 2007, the Company changed the fiscal year end from December 31 to September 30 in order to align the Company’s fiscal year more closely with its business cycle.

The Company is currently focused on building and selling homes and making strategic land acquisitions and developing residential communities.

•
Homebuilding and Related Services: The Company commenced its homebuilding operations in June 2007 with the purchase of Green Builders, Inc. The Company’s strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  The Company will build homes on the majority of the lots that it currently has under development.  Its home designs will be selected and prepared for each of its markets based on local community tastes and preferences of homebuyers. Substantially all of the Company’s construction work will be performed by subcontractors.

•
Land Acquisition and Development: The Company’s land development business plan is to secure land strategically, based on its understanding of population growth patterns and infrastructure development.  In tandem with its land acquisition efforts and based upon its strategic market analysis, the Company plans to subcontract for the preparation of land for development. They seek to add value to the land through the process of development, which may include permitting and constructing water and wastewater infrastructure, master-planning of the community, and the construction of roads and community amenities. The Company also plans to sell entitled land to others for development.

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

The Company terminated its relationship with its homebuilder clients in 2007.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(d)           Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, capitalized interest, real estate taxes incurred during development and construction phases, and homebuilding costs.  No significant impairments of inventory were recorded in 2007, 2006 or 2005.

(e)           Land Held Under Option Agreements, Not Owned

In order to ensure the future availability of land for development, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. Lot option payments are initially capitalized as inventory costs.  If the lot option is exercised the option cost is included in the cost of the land acquired.  At the earlier of the time that it is determined that the lot option will not be exercised or, at the date the lot option expires, the cost of the lot option will be expensed.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $525,000, $625,000 and $525,000 at September 30, 2007 and December 31, 2006 and 2005 respectively, of which approximately $520,000, $625,000, and $420,000 is non-refundable if the Company does not exercise the option and purchase the land.

 (f)           Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and homes are capitalized as inventory while they are being actively developed.   As of September 30, 2007 and December 31, 2006 and 2005, there were approximately $405,000, $460,000, and $151,000 of estimated real estate taxes.  As of September 30, 2007 and December 31, 2006 there was approximately $816,000 and $241,000 of interest in inventory.

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

(i)            Advertising and Selling Costs

The Company has incurred advertising, marketing, selling, and promotion costs as part of the sales efforts to market the real estate for sale and services offered. These costs, including the cost of developing and printing various brochures and mail out documents, are expensed as incurred. For the nine months ended September 30, 2007 and 2006 the Company incurred approximately $370,000 and $640,000 of advertising and selling costs, respectively.  For the years ended December 31, 2006, and 2005, the Company incurred $820,000 and $230,000 of advertising and selling costs, respectively.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(l)            Municipal Utility and Water District Receivables

The Company has one of its properties in a Municipal Utility District (MUD) and one property in a Water Control and Improvement District (WCID). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once there is enough assessed value on the property for the District taxes to repay the bonds. As homes are sold within the District, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through September 30, 2007.  In some circumstances, the Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

(l)            Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which consist primarily of trademarks, equipment and software, and real estate inventory for impairment according to whenever events or changes in

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(2)          Summary of Significant Accounting Policies (continued)

(m)          Impairment of Long-Lived Assets (continued)

circumstances indicate.  Inventory is stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Equipment and software is carried at cost less accumulated depreciation. The Company assesses these assets for recoverability in accordance with the provisions of statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  No significant impairments of long-lived assets were recorded in 2007, 2006 or 2005.

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

The Company has issued stock options, warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at September 30, 2007 and 2006, and December 31, 2006 and 2005 because the effect would be anti-dilutive as summarized in the table below:

	September		December
	2007	2006	2006	2005
		(Unaudited)

Stock options	1,835,000	1,145,000	925,000	780,000
Common stock warrants	1,143,125	1,312,500	1,283,750	1,500,000
Subordinated convertible debt warrants	8,250,000	8,375,000	8,375,000	5,000,000
Total	11,228,125	10,832,500	10,583,750	7,280,000

 (o)          Financial Instruments and Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  Although the balances in these accounts exceeded the federally insured limit by $12.9 million at September 30, 2007, the Company has not incurred losses related to these deposits. Cash equivalents consist of money market accounts and are typically held in accounts with investment brokers or banks which are secured with high quality short maturity investment securities.

The amounts reported for cash and cash equivalents, notes payable, accounts payable, accrued liabilities, and line of credit are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(2)          Summary of Significant Accounting Policies (continued)

(p)            Concentrations

Our current activities are currently in the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area and the San Antonio Metropolitan Statistical Area. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

In prior periods we have been dependent upon a limited number of homebuilder services customers which are subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from one homebuilder customer accounted for 100% of our total homebuilding revenue for the nine months ended September 30, 2007.   At September 30, 2007 we no longer have homebuilder services customers.

 (q)           Subordinated Convertible Debt

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(2)          Summary of Significant Accounting Policies (continued)

(r)            Derivative Financial Instruments (continued)

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of September 30, 2007 and December 31, 2006 and 2005, were not designated as hedges.

(s)            Stock-Based Compensation

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

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended 2005.  For the year ended 2005, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 5 years, and a 60% volatility factor.

 (t)           Adoption of New Accounting Pronouncements

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48, effective for fiscal years beginning after December 15, 2006, requires that the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The amount of tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements.  The company has analyzed its tax positions and concluded that there is no cumulative or current effect from the adoption of the provisions of FIN 48.  The Company's income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  The Company does not foresee recognition of unrecognized tax benefits during the next twelve months.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  The Company is currently evaluating the impact of the adoption of SFAS No. 141; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  The Company is currently evaluating the impact of the adoption of SFAS No. 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 (u)            Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

(3)           Inventory

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

Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $525,000, $625,000 and $525,000 at September 30, 2007 and December 31, 2006 and 2005 respectively, of which approximately $520,000, $625,000, and $420,000 is non-refundable if the Company does not exercise the option and purchase the land.

As of September 30, 2007 it had approximately 738 acres under development and construction in Hays County, Travis County and Williamson County, Texas.  The Company completed Phase 1 in Rutherford West in 2007 and Phase 6 in Georgetown Village in 2006.  During 2007, the Company elected not to exercise the option on Bohl’s tract.  The Company recorded approximately $1.3 million of cost of sales during the nine months ended September 30, 2007 to reflect the development costs which accumulated on this property.

In April 2007 10 acres of Highway 183 was condemned by the State.  In July 2007 the Company received final judgment from the State and received proceeds of approximately $410,000 for the condemned land.  The Company currently has an option agreement from an outside buyer for the remaining 5 acres.

Effective July 2007, the Company put a hold on development of phases 2 through 5 of Rutherford West.  From that date, all interest costs related to holding this property has been recorded as an expense.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2007:

Property	Finished Lots/Homes	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at Sept. 30, 2007 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	54	521	n/a	$12,369	521	Hays
Highway 183	-	5	n/a	113	-	Travis
Georgetown Village	50	149	419	6,199	42	Williamson
Villages of New Sweden	-	521	-	10,716	-	Travis
Elm Grove	-	30	61	3,011	30	Hays
Other land projects	-	-	-	55	-
Sub-total land	104	1,266	480	$32,463	593
Homebuilding inventory	-	-	-	2,844	-
Total inventory	104	1,266	480	$35,307	593

Below is a summary of the property completed, owned or under contract by the Company at December 31, 2006:

Property	Finished Lots/Homes	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at December 31, 2006 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	-	697	n/a	$11,251	697	Hays
Highway 183	-	15	n/a	377	-	Travis
Georgetown Village	102	52	613	5,342	52	Williamson
Villages of New Sweden	-	521	-	10,120	-	Travis
Elm Grove	-	30	61	1,755	-	Hays
Bohls Ranch	-	-	428	1,011	-	Travis
Other land projects	-	-	-	52
Sub-total land	102	1,315	1,102	29,908	749
Homebuilding inventory	-	-	-	848	-
Total inventory	102	1,315	1,102	$30,756	749

       Below is a summary of the property completed, owned or under contract by the Company at December 31, 2005:

Property	Finished Lots/Homes	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at December 31, 2005 In thousands	Approximate Acreage under Development	Texas County
Rutherford West	-	732	n/a	$9,592	-	Hays
Highway 183	-	15	n/a	388	-	Travis
Georgetown Village	-	52	613	1,614	52	Williamson
Villages of New Sweden	-	-	534	270	-	Travis
Elm Grove	-	-	91	50	-	Hays
Other projects	-	-	-	1,041
Total inventory	-	799	1,238	12,955	52

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

Below is a summary of the effect of the consolidation of these entities for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006:

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	3,233,233	1,295,406	(a)	(84,139)	4,444,500
Expenses
Cost of Revenues	3,794,712	1,109,653	(a)	(84,139)	4,820,227
General, administrative, sales and marketing	4,078,820	165,587			4,244,407
Costs and expenses before interest	7,873,532	1,275,240		(84,139)	9,064,634
Operating income/(loss)	(4,640,300)	20,166		-	(4,620,134)

	Nine Months Ended September 30, 2006
	(unaudited)
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,887,579	4,196,905	(a)	(819,768)	5,264,716
Expenses
Cost of revenues	1,114,829	3,802,341	(a)	(812,280)	4,104,890
General, administrative, sales and marketing	3,534,899	287,654	(b)	187,711	4,010,264
Costs and expenses before interest	4,649,728	4,089,995		(624,569)	8,115,154
Operating income/(loss)	(2,762,149)	106,910		(195,199)	(2,850,438)

	Year Ended December 31, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	2,592,878	5,229,564	(a)	(1,087,926)	6,734,516
Expenses
Cost of revenues	1,654,436	4,850,532	(a)	(1,087,926)	5,417,042
General, administrative, sales and marketing	4,674,060	342,467	(b)	154,067	5,170,594
Costs and expenses before interest	6,328,496	5,192,999		(933,859)	10,587,636
Operating income/(loss)	(3,735,618)	36,565		(154,067)	(3,853,120)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b) Loss of VIE.

On June 19, 2007, the Company purchased one of its variable interest entities, Green Builders, Inc, now a wholly owned subsidiary of Wilson Holdings.

The Company terminated its relationship with its final homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which the Company had guaranteed the loans.  As a result of the termination of the relationship, the Company recorded approximately a $260,000 increase in stockholders equity.

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

The following table presents segment operating results before taxes for the nine months ended September 30, 2007 and 2006:

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$1,295,407	3,149,093	4,444,500	4,184,905	1,079,811	5,264,716
Costs and expenses:
Cost of revenues	1,025,514	3,794,712	4,820,227	3,480,403	624,487	4,104,890
Selling, general and administrative	2,646,613	1,597,794	4,244,407	2,651,143	1,359,121	4,010,264
Loss on fair value of derivatives	-	-	-	-	3,392,500	3,392,500
Interest & other income	(151,239)	(140,240)	(291,478)	(143,751)	(116,448)	(260,199)
Interest expense	1,585,634	641,599	2,227,233	650,716	992,370	1,643,086
Total costs and expenses	5,106,523	5,893,865	11,000,389	6,638,511	6,252,030	12,890,541
Loss before taxes	$(3,811,116)	(2,744,772)	(6,555,889)	(2,453,606)	(5,172,219)	(7,625,825)
Segment Assets	$11,236,511	39,370,864	50,607,374	3,048,126	28,016,470	31,064,596
Capital expenditures	$181,409	20,157	201,565	-	68,479	68,479

The following table presents segment operating results before taxes for the years ended December 31, 2006 and 2005:

	2006			2005
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$5,217,564	1,516,952	6,734,516	-	255,000	255,000
Costs and expenses:
Cost of revenues	4,346,186	1,070,856	5,417,042	-	114,587	114,587
Selling, general and administrative	3,342,924	1,827,670	5,170,594	63,477	483,200	546,677
Loss of fair value of derivatives	-	8,469,457	8,469,457	-	-	-
Interest & other income	(129,840)	(160,495)	(290,335)	-	(44,122)	(44,122)
Interest expense	1,453,099	907,716	2,360,815	-	144,710	144,710
Total costs and expenses	9,012,369	12,115,204	21,127,573	63,477	698,375	761,852
Loss before taxes	$(3,794,805)	(10,598,252)	(14,393,057)	(63,477)	(443,375)	(506,852)
Segment Assets	$4,293,166	33,080,295	37,373,461	-	14,092,338	14,092,338
Capital expenditures	$81,229	1,429	82,658	46,406	29,430	75,836

 (6)          Related Party Transactions

Notes Payable

In March of 2005, some of the trusts belonging to the Wilson family purchased a note for approximately $280,000 from a third party that is secured by approximately 15 acres of land. At the time of purchase, the terms of the note payable to the trusts belonging to family members of Clark Wilson remained the same at 8% per annum but the maturity date was changed from October 7, 2005 to April 4, 2006 when the entire principal and interest would be due and payable.  On March 29, 2006 the note was extended till April 4, 2008.  In August 2007 all outstanding principal and interest was paid.

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

In connection with the placement of an additional $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas Securities Group, Inc. served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas Securities Group, Inc. commissions of $70,000, issued 750,000 warrants, and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,088,963 shares of our common stock. Clark N. Wilson, who serves as our President and Chief Executive Officer and is a director of the Company, has served on the board of directors of Tejas Incorporated since October 1999, and is compensated for such service.  Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 60,000 shares of common stock.  Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

Barry A. Williamson is a member of our board of directors and is a member of the board of directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-elected to the board of directors of Tejas Incorporated in November 2006.

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $10,000 per month for 36 months. The lease is with a subsidiary of Tejas Incorporated. The Company believes that the lease is at fair market value for similar space in the Austin, Texas commercial real estate market.

In September 2006, the Company’s Chairman and Chief Executive Officer purchased $250,000 of subordinated convertible debt under the same terms and conditions as the others participating in the issuance.

In December 2006, Tejas Securities Group, Inc. exercised 535,000 warrants, exercisable at $2.00 per share, in a cashless exercise netting the warrant holder 348,913 shares of common stock.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of 6 months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continues to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, the Company has recorded $20,000 as compensation expense and credited equity for two months of services recorded at fair market value.

(7)	Liquidity and Capital Resources

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

In May 2007 the Company elected not to exercise a land purchase option to purchase the Bohls tract of approximately 428 acres for approximately $7.2 million. The Company’s decision not to exercise the option was based on the following factors:

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

•
The Company commenced homebuilding through its wholly owned subsidiary Green Builders, Inc. effective June 20, 2007 and plans to build and sell homes in the Central Texas area, initially in Austin, Texas, for prices ranging from $200,000 to $700,000.

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

Due to market conditions discussed above, weather related delays and longer than expected ramp up of homebuilding operations, the Company’s financial projections have changed. The Company expects to incur significant losses for its first and second quarters of fiscal 2008.

The Company believes that capital raised, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but the Company may be required to raise additional capital in fiscal 2008 as additional market opportunities arise for homebuilding and land development.

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

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $10,000 per month for 36 months. The Company also has office equipment leases. The Company’s future minimum lease payments for future fiscal years are as follows:

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

Consulting Arrangement with Arun Khurana

On September 18, 2007, Wilson Holdings, Inc. entered into a consulting agreement with Arun Khurana, its Vice President and Chief Financial Officer, pursuant to which Mr. Khurana will transition from his position as an executive officer of the Company into a consulting role, beginning on the later to occur of October 31, 2007 or the date the Company files its Annual Report on Form 10-KSB for the transition period ending September 30, 2007 and ending on October 31, 2008 (the Consulting Term).  Mr. Khurana will remain as the Company’s Vice President and Chief Financial Officer, and principal financial officer, until the beginning of the Consulting Term. Mr. Khurana intends to transition into a consulting role as a part of the Company’s efforts to reduce its expenditures through fiscal 2008 as the Company has decided to focus its efforts on commencing its homebuilding operations, as described in detail in its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007.  The Company anticipates naming a replacement principal financial officer beginning in early 2008.

Pursuant to the consulting agreement, during the consulting term Mr. Khurana will (i) review and provide comments on the Company’s periodic filings with the Securities and Exchange Commission, (ii) advise the Company on its Sarbanes-Oxley Act compliance and implementation efforts, (iii) advise the Company regarding financing and joint venture matters, and (iv) transition his responsibilities to the Chief Accounting Officer of the Company.  During the consulting term, Mr. Khurana will receive a consulting fee of $11,500 per month and all unvested options to purchase the Company’s common stock will vest in full.   Mr. Khurana will have 90 days following October 31, 2008 to exercise any vested stock options.

(9)          Income Taxes

The Company's provision for income taxes for the tax year ended September 30, 2007 consists of approximately $11,400 of Texas gross margin tax.  A reconciliation of expected income tax benefit (computed by applying a statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	September	December 31,
	2007	2006	2005
Tax benefit at Statutory Rate (34%)	$2,229,002	$4,893,639	$505,779
State income tax benefit	-	379,977	59,503
Texas tax	113	-	-
Loss on fair value of derivatives	-	(3,218,394)	-
Other	6,733	194,615	-
Impact on change in Texas tax law	(379,977)	-
Net increase in valuation allowance	$(1,844,495)	$(2,249,837)	$(565,282)
Provision for income taxes	11,376	-	-

The effect of the change in Texas tax law represents a decrease in the state rate applied to the temporary differences, and the exclusion of the deferred tax assets related to Texas loss carryforwards.  The state rate applied to the temporary difference has been reduced as the temporary differences do not affect the Company's Texas gross margin tax and thus, do not represent a future tax benefit or liability for the Texas tax.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 and 2005 are as follows:

	September	December 31,
	2007	2006	2005
Deferred tax assets (liabilities)
Stock compensation	$369,160	$207,049	$-
Accrued expenses	34,000	38,000	-
Other temporary differences	12,966	(4,107)	-
Net operating loss carryforwards	4,243,488	2,574,177	565,282
Valuation allowance	(4,659,614)	(2,815,119)	(565,282)
Net deferred tax asset (liability)	$-	$-	$-

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

For the nine months ended September 30, 2007, the Company had net operating loss carryforwards of approximately $12.5 million which begin to expire in 2025 if not utilized. The Internal Revenue Code Section 382 limits net operating loss carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. Accordingly, the ability to utilize net operating loss carryforwards may be significantly restricted.

 (10)        Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at September 30, 2007 and December 31, 2006 and 2005:

In Thousands		Rate	Maturity Date	2007	2006	2005
Line of Credit, $3 million, development	a	Prime+.50%	Mar-1-08	$472	2,250	-
Line of Credit, $15.5 million, purchase and development	b	Prime+2.00%	Oct-1-08	-	3,587	-
Line of Credit, $2 million, land and construction	c	7.25%	April-1-07	-	-	254
Notes payable, land	d	12.50%	Mar-1-09	4,700	-	-
Notes payable, seller financed	e	7.00%	Oct. 2009/10	2,475	2,474	-
Line of Credit, $5 million / $10 million, land and construction	f	Prime+.50%	Feb-6-08	-	600	-
Notes payable, land	g	Prime+.75%	Jun-1-08	-	6,200	6,683
Notes payable, land	h	12.50%	Mar-1-09	7,300	-	-
Notes payable, development	i	Prime+.50%	Feb-1-10	1,502	-	-
Notes payable, family trust	j	8.00%	Apr-1-08	-	280	280
Notes payable, land, due	k	Prime+.75%	Dec-1-09	-	792	-
Notes payable, land and development	l	Prime+3.00%	Feb-1-09	1440	-	-
Line of Credit, $55 million facility, land, land development, and homebuilding	m	Prime+.25%	June-29-08	2749	-	-
Notes payable, land	n	6.5%	2-15-08	-	-	425
2005 $10 million, Subordinated convertible notes, net of discount of $459 thousand and $4,288 thousand, respectively		5.00%	Dec-1-12	9,541	5,712	4,998
2006 $6.50 million as of June 30, 2007, $6.75 million, Subordinated convertible notes, net of discount of $2,786 and $4,066 thousand respectively		5.00%	Sep-1-13	3,714	2,684	-
		Total		$33,893	24,579	12,640

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(b)               During October 2006, the Company secured a $15.5 million line of credit for the purchase and development of approximately 534 acres located in eastern Travis County and subsequently closed on the purchase of the property. The first phase of the loan is $10.2 million and covers the purchase, a portion of the first two phases of construction, offsite utilities and provides letters of credit totaling $4.3 million, required for the development of municipal utility facilities, at the bank’s prime rate plus 0.50%, and is secured by the underlying property. Loan origination fees were 1% of the $10.2 million. The debt has financial covenants which (1) require the Company to keep a debt to equity ratio of 2:1, and (2) keep liquid assets in excess of $7 million, except for 2006 and first and second quarters of 2007 in which it is required to maintain $4 million in liquid assets, which includes $2.2 million of restricted cash, in the financial institution. During February 2007, the Company obtained a release from the bank whereby its restricted cash was released, except for $315,000, and financial covenants for the third quarter of 2007 were modified requiring the Company to keep liquid assets of only $4 million. Interest is payable quarterly, commencing January 2007. Principal is payable in quarterly installments commencing 90 days after completion of construction which is projected to be during 2007. The required pay down amount under the loan is equal to 75% of gross sales price as set forth in the Company’s contracts for sales of lots. Its current projects require pay down amounts of approximately $600,000 per quarter. The purchase price of the property was approximately $8.5 million, with $2.5 million of owner financing, $3.6 million from the bank loan and cash from us of approximately $2.4 million. The Company has invested an additional amount for development of the property of approximately $1.9 million. This note was refinanced and paid off in March 2007 (d).

(c)               In September 2005, the Company secured a $2 million one year of credit master construction loan that provides for draws and repayments for construction and lots. Interest is payable monthly and each draw must be repaid within one year. The Company had drawn approximately $254,000 against the loan at December 31, 2005. The note was paid completely in 2006.

(d)               In March 2007, the Company replaced the $15.5 million line of credit (b) with a $4.7 million term loan maturing March 2009. The interest rate on the loan is 12.5%, with interest payable monthly. The loan has no financial covenants and is secured by the underlying property described above.

(e)               As part of the purchase of 534 acres in Travis County described above, the Company entered into four notes payable, seller financed, due 2009 and 2010, with a cumulative balance of approximately $2.5 million. The notes payable have a maturity date of October 12, 2010. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $600,000 is at an interest rate of the Wall Street Journal’s prime rate plus 2.0%. The terms of the notes payable call for annual principal repayments of $1.1 million in 2007, $0.3 million in 2008, $500,000 in 2009 and $500,000 in 2010, payable on October 12. The notes can be prepaid at anytime without penalty and are secured by the real estate purchased.

(f)               The Company had a $5 million master construction line of credit that matured on January 11, 2007, used by one of its homebuilding clients. Under the agreement, the Company, as Guarantor, is subject to certain covenants. Among others, the Company must maintain a minimum tangible net worth of $2.5 million, its debt to equity ratio shall not exceed 7.5 to 1 as of the end of any calendar quarter, and Mr. Clark Wilson must remain active in the day to day business management affairs of the Company. The Company complied with the above loan covenants. During February 2007, the line of credit was replaced by a $10 million line of credit for land and home construction under the same terms with a maturity date of February 6, 2008.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(g)               In June 2005, the Company issued notes payable of approximately $6.9 million with a maturity date of June 30, 2006 at an escalating interest rate for approximately 74% of 736 acres of land. These notes had a total balance of approximately $6.7 million at December 31, 2005. The Company reduced the principal balance through sales of acreage tracts to approximately $6.2 million and during June 2006, it refinanced the notes payable, land, with a new lender. The terms of the new loan include a $6.2 million principal balance, an interest rate indexed to the New York prime rate plus 0.75% per annum with a floor of 7.0%, a term not to exceed 24 months or June 2008, and required principal reductions of $800,000 per quarter beginning June 12, 2007. Principal reductions from sales of the real estate are credited towards the $800,000 per quarter requirement. This loan was refinanced in February 2007 (h).

(h)               On February 13, 2007 the Company refinanced its land obligation on a land loan of approximately $6.2 million and obtained a new loan of approximately $7.2 million to finance approximately 538 acres. The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee. The loan is secured by the underlying land.

(i)               On February 9, 2007, the Company obtained a development loan of approximately $4.6 million. The loan matures on February 1, 2010 and requires quarterly interest payments and principal pay downs as lots are sold. The loan is secured by the property being developed at an interest rate of prime plus 0.50%.

(j)               In October 2003, a predecessor entity of the Company exchanged notes payable of approximately $280,000 and approximately $95 thousand in cash for approximately 15 acres of land in Travis County, Texas. Interest on the note was 8% per annum, payable quarterly with a maturity date of October 7, 2008. In March of 2005, the note was purchased by trusts belonging to some members of Clark Wilson’s family. The interest rate remained the same at 8% per annum but the maturity date changed to April 4, 2006. In March 2006, the Company renegotiated an extension on the notes payable, family trust, 8%, due April 2008.  This note was paid completely in August 2007.

(k)               In December of 2006, the Company paid cash and issued notes payable, land, due 2009, a long-term note payable of $792 thousand with a maturity date of December 21, 2007 at an interest rate of the bank’s prime rate plus 0.5% for the purchase of approximately 30 acres of land. The terms of the note payable called for interest only payable quarterly, and the balance of the principal and accrued interest due and payable upon maturity. It is secured by the real estate purchased. This note was replaced in February 2007.

(l)               This property was refinanced in February 2007 with a land purchase and development loan of approximately $3.1 million. The loan matures in February 2009, with two nine-month extensions, at an interest rate of prime plus 3.00%, with interest payable monthly.

(m)              In June 2007, the Company established a $55 million credit facility with a syndicate of banks.  The Company currently has approximately $2.7 million in borrowing for land and home construction.

(n)               In November 2005, the Company paid cash and issued a long term note payable of $424,700 with a maturity date of February 15, 2008 at an interest rate of 6.5% for the purchase of approximately 31 acres of land. The Company paid the note in March 2006.

Subordinated Convertible Debt

Derivatives Associated with Subordinated Convertible Debt

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the subordinated convertible debt, 562,500 shares which vested and the remaining shares will never vest.  The warrants were exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on February 3, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on February 2, 2006); (ii) with respect to an additional 25% of the warrant shares, on April 19, 2006 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on May 19, 2006 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on June 18, 2006 if the registration statement shall not have been declared effective by the SEC by such date. Management recorded the fair value of these warrants at the time of the subordinated convertible debt issuance due to the uncertainty surrounding the timeline of getting the registration statement effected and the high probability that these warrants would be issued.  The shelf registration statement relating to these warrants was declared effective on August 1, 2006 and 562,500 of these warrants have vested and the remaining 187,500 warrants will never vest.

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

The Company also incurred closing costs of $588 thousand which included placement agent fees of $450,000 plus reimbursement of expenses to the placement agent of $125 thousand, plus 750,000 fully vested warrants to purchase the Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829 thousand, for a total of $1.4 million, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight line method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

Subordinated Convertible Note at September 30, 2007, December 31, 2006 and 2005

	September 30,	December 31,
	2007	2006	2005
Notional balance	$10,000,000	$10,000,000	$10,000,000
Unamortized discount	(459,400)	(4,287,857)	(5,002,500)
Subordinated convertible debt balance, net of unamortized discount	$9,540,600	$5,712,143	$4,997,500

2006, $6.75MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250,000 was a receivable from an owner of land that the Company had under option to purchase.  During the quarter ended June 2007, the Company did not exercise its option to purchase the land and therefore does not expect to receive the additional $250,000.   In addition, during the quarter ended June 30, 2007, one of our convertible debt holders who is also the seller of Bohls tract purchased common stock with a promissory note.  Under the terms of the promissory note, should the Company not exercise the option to purchase the Bohls tract the convertible debt would be used for repayment of the promissory note.  As the Company did not exercise the option to purchase Bohls tract the promissory note was repaid from the proceeds of the convertible debt.  The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The Company also incurred closing costs of $140,000, including placement agent fees of approximately $70,000 plus reimbursement of expenses to the placement agent of $25 thousand, for a total of $95 thousand to the placement agent, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight-line rate method.

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

Convertible Note at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Notional balance	$6,500,000	$6,750,000
Unamortized discount	(2,785,820)	(4,066,267)
Subordinated convertible debt balance, net of unamortized discount	$3,714,180	$2,683,733

(11)         Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.  The Company has 23,135,538 shares outstanding and has reserved for 11,228,125 options and warrants.

The Company sold 5,000,000 shares of common stock in a public offering at $3.25 per share that closed on May 19, 2007 and concurrently began trading on the American Stock Exchange under the symbol “WIH”. Related to the financing, the Company incurred the following transaction costs:

(In thousands)
Cash paid to investment banker for underwriting and other fees	$1,219
Legal, printing, accounting and stock exchange registration fees	544
Travel and selling related costs	503
Warrants to purchase 500,000 shares at $4.06 with a fair value based on the Black-Scholes option pricing model with a risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 1 year; and a 60% volatility factor at $0.56 per warrant.	280
Total expenses	$2,546

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

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company had 665,000 shares of common stock available for future grants under the Stock Option Plan at September 30, 2007. Compensation expense related to the Company’s share-based awards for the nine months ended September 30, 2007 and 2006 was approximately $541,000 and $350,000 thousand, respectively.  Compensation expense related to the Company’s share-based awards during the year ended December 31, 2006, was approximately $545,000.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the nine months ended September 30, 2007, the Company issued options to purchase 1,370,000 shares of common stock at exercise prices ranging from $1.65 to 3.25 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.64%; dividend yields of 0%; weighted average expected life of options of 1-5 years; and a 60% volatility factor, management estimated the fair market value of the grants to range from $0.56 to $1.43 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the years ended December 31, 2005 and 2006 and the nine months ended September, 2007 are as follows:

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

At September 30, 2007, there was approximately $1.8 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan. That expense is expected to be recognized over a weighted-average period of 6.76 years.  In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.  This increase will be effective when approved by the Company’s shareholders.

(13)         Employee Benefits

In 2006, the Company instituted a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. The Company will match 100% up to the first 4% of the employee’s contribution subject to Internal Revenue Service limitations.  The Company contributed approximately $9,000 and $35,000 for the nine months ended September 30, 2007 and 2006 and $13 thousand for the year ended December 31, 2006.

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(14)	Purchase of Green Builders

On June 19, 2007, the Company purchased Green Builders, Inc. for $65,000 in cash and 80,000 shares of the Company’s common stock valued at $2.70 per share on the date of the transaction. The total purchase price for the acquisition was approximately $281,000.  In addition the Company spent approximately $24,000 in legal fees for the purchase.  The Company allocated the purchase price and legal fees to trademark with indefinite life in accordance with SFAS 142.

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

(15)	Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the quarters ended December 31, 2005 through September 30, 2007.

	Dec. 31,	March 31.	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept, 30,
	2005	2006	2006	2006	2006	2007	2007	2007
	(In thousands)
Sales	$-	$1,033	$2,355	$1,897	$1,470	$1,767	$1,384	$1,293
Gross profit	$-	$374	$418	$367	$158	$289	$(885)	$220
Operating expenses	$878	$1,119	$1,441	$1,450	$1,160	$1,072	$1,769	$1,403
Operating loss	$(878)	$(745)	$(1,022)	$(1,083)	$(1,002)	$(783)	$(2,654)	$(1,183)
Net loss	$(1,208)	$(1,508)	$(4,059)	$(2,059)	$(6,767)	$(1,354)	$(3,316)	$(1,886)
Basic and diluted loss per share	$(0.16)	$(0.09)	$(0.23)	$(0.12)	$(0.38)	$(0.07)	$(0.16)	$(0.08)

WILSON HOLDINGS, INC.
Notes to Consolidated Financial Statements

(16)         Subsequent Events

In October 2007 the Company amended its four notes payable, seller financed, that serve a part of the purchase of 534 acres in Travis County described above.  The notes payable maturity date has been extended to October 12, 2011.  The terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.1 million due in October 2011.

In October 2007 the Company refinanced its land obligation on a land loan for approximately 120 acres in Georgetown Village Section 9 of approximately $1.1 million and obtained a new loan of approximately $4.3 million to finance development for Georgetown Village Section 9.   The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years.

The Company is currently considering refinancing some of its land and land development loans.