Form 10QSB
period 2007-12-31
WILSON HOLDINGS, INC.
filed 2008-02-12
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2007

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

  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of Febuary 11, 2008, the registrant had 23,135,538 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

Index

i

INTRODUCTORY NOTE

This Report on Form 10-QSB for Wilson Holdings, Inc. (“we,” “us,” or the “Company”) contains forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Copies of our public filings are available at www.wilsonholdings.net and on EDGAR at www.sec.gov.

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

ii

Item 1.  Financial Statements

WILSON HOLDINGS, INC.
Consolidated Balance Sheets
As of December 31, 2007 and September 30, 2007
	(Unaudited)
	December 31,	September 30,
ASSETS
Cash and cash equivalents	$12,453,287	13,073,214
Restricted cash	117,603	-
Inventory
Land and land development	34,753,456	32,463,411
Homebuilding inventories	6,459,368	2,843,704
Total inventory	41,212,824	35,307,116
Other assets	1,029,186	729,471
Debt issuance costs, net of amortization	1,205,965	1,265,218
Equipment and software, net of accumulated depreciation and amortization of $35,640 and $32,294, respectively	275,066	232,357
Total assets	56,293,931	50,607,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	3,086,799	1,404,151
Accrued real estate taxes payable	319,423	405,060
Accrued liabilities and expenses	797,958	215,372
Accrued interest	282,303	464,809
Deferred revenue	200	159,381
Notes payable and lines of credit	26,034,855	20,638,358
Subordinated convertible debt, net of $3,105,633 and $3,384,807 discount, respectively	13,394,367	13,254,780
Total liabilities	43,915,905	36,541,911

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,538 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	27,710,004	27,040,304
Retained deficit	(15,355,114)	(12,997,976)
Total stockholders' equity	12,378,026	14,065,464
Commitments and contingencies	-	-
Total liabilities and stockholders' equity	$56,293,931	50,607,375

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months Ended December 31, 2007 and 2006

	Three Months Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues:
Homebuilding and related services	$-	1,032,659
Land sales	1,108,312	437,141
Total revenues	1,108,312	1,469,800

Cost of revenues:
Homebuilding and related services	-	778,802
Land sales	709,055	430,486
Total cost of revenues	709,055	1,209,289

Gross profit:
Homebuilding and related services	-	253,857
Land sales	399,257	6,655
Total gross profit	399,257	260,511

Costs and expenses:
Corporate general and administration	1,680,714	983,156
Sales and marketing	255,299	280,037
Total costs and expenses	1,936,013	1,263,193
Operating loss	(1,536,756)	(1,002,681)
Other income (expense):
Loss on fair value of derivatives	-	(5,076,957)
Interest and other income	93,195	30,136
Interest expense	(913,577)	(717,729)
Total other expense	(820,382)	(5,764,551)
Net loss	$(2,357,138)	(6,767,232)

Basic and diluted loss per share	$(0.10)	(0.38)

Basic and diluted weighted average common shares outstanding	23,135,538	17,706,625

See accompanying notes to the consolidated financial statements.

WILSON HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,357,138)	(6,767,232)
Non cash adjustments:
Loss on fair value of derivatives	-	5,076,957
Amortization of convertible debt discount	139,587	381,347
Amortization of debt issuance costs	59,253	58,110
Stock-based compensation expense	639,701	195,359
Services provided without compensation by principal shareholders	30,000	-
Depreciation and amortization	129,486	10,637
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(5,905,708)	(3,326,342)
Increase in other assets	(425,854)	(80,376)
Increase in accounts payable	1,682,648	829,644
(Decrease) increase in real estate taxes payable	(85,637)	305,902
Increase (decrease) in accrued expenses	582,586	(290,257)
(Decrease) in deferred revenue	(159,181)	-
(Decrease) increase in accrued interest	(182,506)	102,157

Net cash used in operating activities	(5,852,764)	(3,504,094)

Cash flows from investing activities:
Purchase of fixed assets	(46,055)	(14,179)
Net cash used in investing activities	(46,055)	(14,179)

Cash flows from financing activities:

Increase in restricted cash	(117,603)	(2,192,226)
Issuances (repayments) of notes payable and lines of credit, net	5,396,495	(629,050)
Proceeds from issuance of subordinated conv debt		250,000
Cash paid for debt issuance costs	-	(41,172)
Net cash provided by (used in) financing activities	5,278,892	(2,612,448)
Net decrease in cash and cash equivalents	(619,927)	(6,130,721)
Cash and cash equivalents at beginning of period	13,073,214	8,803,777
Cash and cash equivalents at end of period	$12,453,287	2,673,056

Cash paid for interest	$935,539	454,747
Cash paid for income taxes	$-	-

See accompanying notes to the consolidated financial statements.

 (1)         Organization and Business Activity

Wilson Holdings, Inc., (the “Company”) is a Nevada corporation formerly known as Cole Computer Corporation. Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Wilson Holdings, Inc., a Delaware corporation, a majority of its stockholders, Wilson Family Communities, Inc., a Delaware corporation (“WFC”) and Wilson Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, WFC and Wilson Acquisition Corp. merged and WFC became a wholly-owned subsidiary of the Company.

The consolidated financial statements and the notes of the Company as of December 31, 2007 and for the three months ending December 31, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the September 30, 2007 audited financials statements contained in the Company’s Annual Report on 10-KSB for the transitional period from January 1, 2007 to September 30, 2007.   In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

The Company has restricted cash of approximately $118,000 with a financial institution as part of a letter of credit issued for Elm Grove development.

 (c)          Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, capitalized interest, real estate taxes incurred during development and construction phases, and homebuilding costs.  No significant impairments of inventory were recorded in 2007.

 (d)          Use of Estimates

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

 (e)          Municipal Utility and Water District Reimbursements

The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through December 31, 2007.  The Company has completed Phase 1 for the Rutherford West project and has approximately $980,000 of water district reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance. The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different to the actual amounts, it could have a material effect on the financial statements.

 (f)          Subordinated Convertible Debt

The company’s subordinated convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 updated with FSP EITF 00-19-2,  “Accounting for Registration Payment Arrangements”.

 (g)          Loss Per Common Share

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

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at December 31, 2007 and 2006 because the effect would be anti-dilutive as summarized in the table below:

	December 31,
	2007	2006
Stock options	1,990,000	925,000
Common stock warrants	1,143,125	1,283,750
Subordinated convertible debt warrants	8,250,000	8,375,000
Total	11,383,125	10,583,750

(h)           Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

(i)           Adoption of New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtainscontrol over another business.  The Company is currently evaluating the impact of the adoption of SFAS No. 141 (R); however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

 (3)         Liquidity and Capital Resources

Liquidity

At December 31, 2007, the Company had approximately $12.5 million in cash and cash equivalents. The Company completed a public offering of common stock in May 2007, resulting in net proceeds of approximately $14 million.

On June 29, 2007, WFC entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Centura Bank, as administrative agent.  The Credit Facility allows WFC to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by the WFC and the agent.  WFC’s obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

The initial maturity date for the Credit Facility is June 29, 2008.  The facility will be reviewed by our syndicate of banks and renewed for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in the financial condition, operations, business or management of WFC shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount.  The Company is currently evaulating the amount of capital needed for the next renewal term of the facility.  The Company anticipates that it will reduce the line of credit based on capital requirements needed for that period to between $30 to $40 million.  As of December 31, 2007, we have borrowed approximately $10.5 million and have issued an $118,000 letter of credit under the Credit Facility.

Outstanding borrowings under the Credit Facility will bear interest at the prime rate plus 0.25%. WFC is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. WFC may elect to prepay the Credit Facility at any time without premium or penalty.  Quarterly principal reductions will be required during the final 12 months of the term.

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

Capital Resources

The Company has raised approximately $16.8 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007. The Company also entered into a $55 million revolving credit facility with a syndicate of banks mentioned previously. The Company is currently evaulating the amount of capital needed for the next renewal term of the facility.  The Company anticipates that it will reduce the line of credit based on capital requirements needed for that period to between $30 to $40 million.

Due to current conditions in the market, the Company has seen a slowdown in revenue from home and lot sales.  The Company is considering selling tracts of commercial and residential land in order to achieve profitability.   If the Company is not able to sell tracts of land, it expects that it will incur significant losses in 2008. The Company believes that capital raised, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but the Company may be required to raise additional capital in fiscal 2008 as additional market opportunities arise for homebuilding and land development.

Land and homes under construction compose the majority of the Company’s assets, which could suffer devaluation if the housing and real estate market suffers a significant downturn due to interest rate increases or other reasons. The Company’s debt might then be called if we are not in compliance with our debt covenants, requiring liquidation of assets to satisfy its debt obligations or the use of its cash. A significant downturn could also make it more difficult for the Company to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

(4)         Inventory

The Company’s land inventory includes real estate held for sale or under development and earnest money on land purchase options. Construction in progress includes development costs, prepaid development costs, and development costs on land under option but not owned. Homebuilding inventory represents speculative homes under construction.  The Company expects the homebuilding inventory to increase as it continues to build in additional communities.

Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $575,000 at December 31, 2007 and September 30, 2007, of which approximately $525,000 is non-refundable if the Company does not exercise the option and purchase the land.

As of December 31, 2007 the Company had approximately 593 acres under development and construction in Hays County, Travis County and Williamson County, Texas.  The Company completed Phase 1 in Rutherford West in 2007 and Phase 6 in Georgetown Village in 2006.

In April 2007 10 acres of the Company’s Highway 183 project was condemned by the State of Texas.  In July 2007 the Company received final judgment from the State of Texas and received proceeds of approximately $410,000 for the condemned land.  The Company sold and closed the remaining 5 acres in December 2007 for approximately $190,000.

Effective July 2007, the Company temporarily suspended development of phases 2 through 5 of Rutherford West.  From that date, all interest costs related to holding this property has been recorded as an expense.

Below is a summary of the property completed, owned or under contract by the Company at December 31, 2007:

Property	Finished Lots/Homes	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at December 31, 2007 (in thousands)	Approximate Acreage under Development	Texas County
Rutherford West	43	521	n/a	$12,263	521	Hays
Georgetown Village	40	149	419	7,449	42	Williamson
Villages of New Sweden	-	521	-	10,927	-	Travis
Elm Grove	-	30	61	3,979	30	Hays
Other land	-	-	-	135	-
Sub-total land	83	1,221	480	$34,753	593
Homebuilding inventory	-	-	-	6,460	-
Total inventory	83	1,221	480	$41,213	593

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2007:

Property	Finished Lots/Homes	Approximate Owned Acreage	Approximate Acreage Under Option	Land and Project Costs at Sept. 30, 2007 (in thousands)	Approximate Acreage under Development	Texas County
Rutherford West	54	521	n/a	$12,369	521	Hays
Highway 183	-	5	n/a	113	-	Travis
Georgetown Village	50	149	419	6,199	42	Williamson
Villages of New Sweden	-	521	-	10,716	-	Travis
Elm Grove	-	30	61	3,011	30	Hays
Other land projects	-	-	-	55	-
Sub-total land	104	1,226	480	$32,463	593
Homebuilding inventory	-	-	-	2,844	-
Total inventory	104	1,226	480	$35,307	593

 (5)         Consolidation of Variable Interest Entities

At December 31, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), because the Company has a significant, but less than controlling, interest in certain entities also party to the homebuilder agreements. The results of these clients have been consolidated into its financial statements for the three months ended December 31, 2006.

On June 19, 2007, the Company purchased one of its VIEs, Green Builders, Inc, now a wholly owned subsidiary of the Company, and commenced homebuilding operations under the name Green Builders.  The Company ceased providing services to its homebuilder clients and terminated its relationship with its final homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which the Company had guaranteed the loans.  There was no consolidation of VIEs for the three months ended December 31, 2007.

Below is a summary of the effect of the consolidation of these entities for the three months ended December 31, 2006

	Three Months Ended December 31, 2006
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	705,299	1,032,659	(a)	(268,158)	1,469,800
Expenses
Cost of Revenues	523,879	961,055	(a)	(275,646)	1,209,288
General, administrative, sales and marketing	1,154,889	141,948		(33,644)	1,263,193
Costs and expenses before interest	1,678,768	1,103,003		(309,290)	2,472,481
Operating income/(loss)	(973,469)	(70,344)		41,132	(1,002,681)

(a)	Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.
(b)	Gain of VIE.

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

The following table presents segment operating results before taxes for the three months ended December 31, 2007 and 2006:

	2007			2006
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$-	1,108,312	1,108,312	1,032,659	437,141	1,469,800
Costs and expenses:				-	-
Cost of revenues	-	709,055	709,055	778,803	430,485	1,209,288
Selling, general and administrative	1,273,058	662,955	1,936,013	778,760	484,433	1,263,193
Loss on fair value of derivatives	-	-	-	-	5,076,957	5,076,957
Interest & other income	(51,258)	(41,938)	(93,195)	13,911	(44,047)	(30,136)
Interest expense	190,210	723,367	913,577	802,383	(84,654)	717,729
Total costs and expenses	1,412,011	2,053,439	3,465,450	2,373,857	5,863,174	8,237,031
Loss before taxes	$(1,412,011)	(945,127)	(2,357,138)	(1,341,198)	(5,426,033)	(6,767,231)
Segment Assets	$14,810,802	41,483,130	56,293,931	3,048,126	28,016,470	31,064,596
Capital expenditures	$41,450	4,606	46,055	81,229	(67,050)	14,179

(7)         Related Party Transactions

Issuance of Convertible Debt

As part of the December 2005 subordinated convertible debt issuance discussed in Note 9, an existing common stock investor purchased $800,000 of the $10 million of subordinated convertible debt that was issued. As part of the subordinated convertible debt in 2006 discussed in Note 9, existing common stock investors purchased $1.0 million of the $6.75 million subordinated convertible debt.

In connection with the placement of the $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas Securities Group, Inc. served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas Securities Group, Inc. commissions of $70,000 and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of 4,088,963 shares of our common stock. Clark N. Wilson, who serves as our President and Chief Executive Officer and is a director of the Company, has served on the board of directors of Tejas Incorporated since October 1999, and is compensated for such service.  Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 60,000 shares of common stock.  Our largest stockholder, who is also our President and Chief Executive Officer, will continue to control our company.

Barry A. Williamson is a member of our board of directors and, until January 31, 2006, was a member of the board of directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-elected to the board of directors of Tejas Incorporated in November 2006.

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $11,000 per month for 36 months. The lease is with a subsidiary of Tejas Incorporated. The Company believes that the lease is at fair market value for similar space in the Austin, Texas commercial real estate market.

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

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of 6 months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continues to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, for the three months ended December 31, 2007 the Company has recorded $30,000 as compensation expense and credited equity for three months of services recorded at fair market value.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, our President and Chief Executive Officer.  The company paid Wilson Roofing approximately $89,000 for the three months ended December 31, 2007.  Management believes that services were provided at fair market value.

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

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $11,000 per month through October 2009. The Company also has office equipment leases and trailers. The Company’s future minimum lease payments for future fiscal years are as follows:

	2008	2009	2010	2011	2012
Lease obligations	$122,756	125,388	3,966	240	240

Employment Agreement with Clark Wilson

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

Consulting Arrangement with Arun Khurana

On September 18, 2007, the Company entered into a consulting agreement with Arun Khurana, its Vice President and Chief Financial Officer, pursuant to which Mr. Khurana will transition from his position as an executive officer of the Company into a consulting role, beginning December 31, 2007 and ending on October 31, 2008.   The transition into a consulting role is a part of the Company’s efforts to reduce its expenditures through fiscal 2008 as the Company has decided to focus its efforts on commencing its homebuilding operations.

Pursuant to the consulting agreement, during the consulting term Mr. Khurana will (i) review and provide comments on the Company’s periodic filings with the Securities and Exchange Commission, (ii) advise the Company on its Sarbanes-Oxley Act compliance and implementation efforts,  (iii) advise the Company regarding financing and joint venture matters, and (iv) transition his responsibilities to the Chief Accounting Officer of the Company.  During the consulting term, Mr. Khurana will receive a consulting fee of $11,500 per month and all his unvested options to purchase the Company’s common stock vested in full on October 31, 2007.

(9)           Indebtedness

Revolving Credit Facility

On June 29, 2007, WFC entered into a $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent.   The initial maturity date for the Credit Facility is June 29, 2008. The facility will be reviewed by our syndicate of banks and may be extended for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in the financial condition, operations, business or management of WFC shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount.

The Company has guaranteed all of the obligations of WFC under the Credit Facility. The obligations of WFC under the credit facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the credit facility. WFC currently has approximately $10.5 million in borrowings outstanding and a letter of credit of approximately $118,000 under the credit facility.

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

If an event of default occurs under the credit facility, then the lenders may: (1) terminate their commitments under the credit facility; (2) declare any outstanding indebtedness under the credit facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.  The Company is in compliance with its covenants as of December 31, 2007.

The above description of the material terms of the credit facility is not a complete statement of the parties’ rights and obligations with respect to such transactions. The above statements are qualified in their entirety by reference to the Borrowing Base Loan Agreement executed in connection with the credit facility, a copy of which is filed with the Company's Annual report filed on December 31, 2007.

The following schedule lists the Company’s notes payable and lines of credit balances at December 31, 2007 and September 30, 2007:

	In Thousands	Rate	Maturity Date	2007	2006
a	Line of Credit, $3 million, development	Prime+.50%	Mar-1-08	$-	472
b	Notes payable, land	12.50%	Mar-1-09	4,700	4,700
c	Notes payable, seller financed	7.00%	Oct. 2010/11	2,475	2,475
d	Notes payable, land	12.50%	Mar-1-09	7,300	7,300
e	Notes payable, development	Prime+.50%	Feb-1-10	-	1,502
f	Notes payable, land and development	Prime+3.00%	Feb-1-09	-	1,440
g	Line of Credit, $55 million facility, land, land development, and homebuilding	Prime+..25%	June-29-08	10,507	2,749
h	Notes payable, land and land development	12.50%	Nov-1-09	1,053	-
i	2005 $10 million, Subordinated convertible notes, net of discount of $438 thousand and $459 thousand, respectively	5.00%	Dec-1-12	9,562	9,541
j	2006 $6.50 million as of June 30, 2007, $6.75 million, Subordinated convertible notes, net of discount of $2,668 and $2,786 thousand respectively	5.00%	Sep-1-13	3,832	3,714
		Total		$39,429	33,893

a)              In March 2006 the Company secured a $3.0 million line of credit development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan was secured by property being developed totaling approximately 32.6 acres located in Williamson County.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $55 million credit facility

(b)              In March 2007, the Company secured a $4.7 million term land loan maturing March 2009.   The loan is secured by land of 534 acres located in eastern Travis County. The interest rate on the loan is 12.5%, with interest payable monthly.  The loan has no financial covenants.

(c)              As part of the purchase of 534 acres in Travis County described above, the Company entered into four notes payable, seller financed with a cumulative balance of approximately $2.5 million. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $600,000 is at an interest rate of prime rate plus 2.0%. The terms of the note were modified in October 2007 with the principal payments extended for one year.  The revised terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.

(d)              In February 2007 the company secured a loan of approximately $7.3 million to finance approximately 538 acres. The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee. The loan is secured by the underlying land.

(e)               In February 2007 the Company obtained a development loan of approximately $4.6 million. The loan matures on February 1, 2010 and requires quarterly interest payments and principal pay downs as lots are sold. The loan is secured by the property being developed at an interest rate of prime plus 0.50%.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $55 million credit facility

(f)              In February 2007 the Company obtained a development loan of approximately $3.1 million to develop approximately 30 acres. The loan has an interest rate of prime plus 3.00%, with interest payable monthly. The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $55 million credit facility.

(g)              In June 2007 the Company established a $55 million credit facility with a syndicate of banks.  The Company currently has approximately $10.5 million in borrowing for land and home construction.

(h)              In October 2007 the Company refinanced its land obligation on a land loan for approximately 120 acres in Williamson County of approximately $1.1 million and obtained a new loan of approximately $4.3 million to finance development approximately 40 acres in Williamson County.   The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years.

Subordinated Convertible Debt

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Prior to 2007, derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company accounted for the various embedded derivative features as being bundled together as a single, compound embedded derivative instrument that was bifurcated from the debt host contract, referred to as the “single compound embedded derivatives.”  The single compound embedded derivative features include within the convertible note the conversion feature, the early redemption option and the fixed price conversion adjustment. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the convertible notes. The unamortized discount was amortized using the straight-line method over the life of the convertible note, or 7 years. The penalty warrants were valued based on the fair value of the Company’s common stock on the issuance date using a Black-Scholes valuation model and the unamortized discount was to be amortized as interest expense over the 7-year life of the notes using the straight-line method. In January 2007, the Company adopted FSP EITF 00-19-2.  Prior to adoption of FSP EITF 00-19-2, the uncertainty of a successful registration of the shares underlying the subordinated convertible debt required that the freestanding and embedded derivatives be characterized as derivative liabilities. FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify derivative instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated its accounting for the subordinated debt transaction and determined that the liability for the penalty warrants be included in the allocation of the proceeds to the various components of the transaction according to paragraph 16 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” The Company also determined the notes contained a beneficial conversion feature under Issues 98-5 and 00-27, and used the effective conversion price based on the proceeds allocated to the convertible instrument to compute the intrinsic value of the embedded conversion option. The Company recalculated the discount on the convertible debt at its intrinsic value and re-characterized the freestanding and embedded derivatives as equity. The previous valuation adjustments of the derivative liabilities were reversed and the amortization of the discounts was adjusted based upon the recalculation. Per FSP EITF 00-19-2, the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.

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

The subordinated convertible debt has a registration rights agreement whereby the Company filed a registration statement registering the resale of the underlying shares with the SEC.  The Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary the date on which each warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement. The registration statement filed pursuant to the registration rights agreement was declared effective by the SEC on August 1, 2006.

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

The penalty warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.60, using a Black-Scholes approach, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor, resulting in an allocated value of approximately $613,000. The penalty warrants are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

The Company also incurred closing costs of $588,000 which included placement agent fees of $450,000 plus reimbursement of expenses to the placement agent of $125,000, plus 750,000 fully vested warrants to purchase Company’s common stock at $2.00 per share with a 10 year exercise period, valued at $829,000, for a total of $1.4 million, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight line method. These warrants were valued based on the fair value of the Company’s common stock of $1.60, using a Black-Scholes valuation model, at a $2.00 exercise price, risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of warrants of 10 years; and a 60% volatility factor.

Subordinated Convertible Note at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
Notional balance	$10,000,000	10,000,000
Unamortized discount	(437,524)	(459,400)
Subordinated convertible debt balance, net of unamortized discount	$9,562,476	9,540,600

2006, $6.5MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250,000 was a receivable from an owner of land that the Company had under option to purchase.  During the quarter ended June 2007, the Company did not exercise its option to purchase the land and therefore does not expect to receive the additional $250,000.   In addition, during the quarter ended June 30, 2007, one of our convertible debt holders who is also the seller of Bohl’s tract purchased common stock with a promissory note.  Under the terms of the promissory note, should the Company not exercise the option to purchase the Bohl’s tract the convertible debt would be used for repayment of the promissory note.  As the Company did not exercise the option to purchase Bohl’s tract the promissory note was repaid from the repayment of the convertible debt.  The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on March 1 and September 1 of each year, with interest payments beginning on March 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

The subordinated convertible debt has a registration rights agreement whereby the Company filed a registration statement registering the resale of the underlying shares with the SEC.  The Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary of the later to occur of (a) the closing date, and (b) the date on which each warrant has been exercised in full and after which by the terms of such warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement.

The Company also issued warrants to purchase an aggregate of 506,250 shares of common stock to the purchasers of the subordinated convertible debt. The warrants are exercisable only upon the occurrence of certain events and then only in the amount specified as follows: (i) with respect to 25% of the warrant shares, on November 13, 2006 if the registration statement shall not have been filed with the SEC by such date (the Company filed a Form SB-2 registration statement on October 16, 2006); (ii) with respect to an additional 25% of the warrant shares, on January 27, 2007 if the registration statement shall not have been declared effective by the SEC by such date; (iii) with respect to an additional 25% of the warrant shares, on February 26, 2007 if the registration statement shall not have been declared effective by the SEC by such date; and (iv) with respect to the final 25% of the warrant shares, on March 28, 2007 if the registration statement shall not have been declared effective by the SEC by such date. The Company met certain of these milestones and has recorded 75% of the fair value of these warrants but the registration statement was not declared effective by the SEC prior to March 28, 2007 and therefore 75% of the warrant shares have vested and remain exercisable. The Company also incurred closing costs of $140,000, including placement agent fees of approximately $70,000 plus reimbursement of expenses to the placement agent of $25,000, for a total of $95,000 to the placement agent, recorded as debt issuance costs, to be amortized over the 7-year life of the notes using the straight-line rate method.

The issuance of the debt resulted in an embedded beneficial conversion feature valued at approximately $2.5 million, which will be recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

The penalty warrants were valued were based on the fair value of the Company’s common stock on the issuance date of $1.91, using a Black-Scholes approach, risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor. The allocated value of the penalty warrants totaled approximately $846,000 and are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

Convertible Note at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
Notional balance	$6,500,000	6,500,000
Unamortized discount	(2,668,109)	(2,785,820)
Subordinated convertible debt balance, net of unamortized discount	$3,831,891	3,714,180

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

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or members of the board of directors of any parent or subsidiary, and consultants or other independent contractors or advisors who provide services to the Company.

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

The Company had 510,000 shares of common stock available for future grants under the Stock Option Plan at December 31, 2007. Compensation expense related to the Company’s share-based awards for the three months ended December 31, 2007 and 2006 was approximately $640,000 and $195,000, respectively.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the three months ended December 31, 2007, the Company issued options to purchase 155,000 shares of common stock at an exercise price of $1.78 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.64%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to be $0.99 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the three months ended December 31, 2007 are as follows:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding, September 30, 2007	1,835,000	$1.65 - $3.25	$2. 50
Options granted	155,000	$1.78	$1.78
Options outstanding, December 31, 2007	1,990,000	$1.65 - $3.25	$2.45
Add: Available for issuance	510,000
Total available under plan	2,500,000

The following is a summary of options outstanding and exercisable at December 31, 2007:

Outstanding			Vested
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
1,990,000	6.07	2.45	1,024,515	4.55	2.64

At December 31, 2007, there was approximately $1.3 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan. That expense is expected to be recognized over 6.07 years.  In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.

(12)        Purchase of Green Builders, Inc.

On June 19, 2007, the Company purchased Green Builders, Inc. for $65,000 in cash and 80,000 shares of the Company’s common stock which was valued at $2.70 per share on the date of the transaction. The total purchase price for the acquisition was approximately $281,000.  In addition the Company spent approximately $24,000 in legal fees for the purchase.  The Company allocated the purchase price and legal fees to trademark with indefinite life in accordance with SFAS 142.

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

(13)           Subsequent Events

On January 10, 2008, the Company appointed Cindy Hammes as its Vice President of Finance and as its principal financial officer and principal accounting officer. Effective January 10, 2008, Lisa Tucker, the Chief Accounting Officer and principal accounting officer of the Company, no longer serves in those capacities with the Company. In addition, as disclosed in the Company’s Current Report on Form 8-K dated September 18, 2007, effective with the filing of the Company’s Annual Report on Form 10-KSB for the transition period from January 1, 2007 to September 30, 2007, Arun Khurana transitioned from his position as the Company’s principal financial officer into a consulting role to the Company.

On January 10, 2008, Wilson Holdings, Inc. effected a reduction in force which resulted in the termination five of the Company’s employees.  Following this reduction in force, the Company has 17 full-time employees, three sales agents, and three consultants.  These actions are a part of the Company’s efforts to continue to reduce its expenditures through fiscal 2008.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The information presented in this section should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-QSB and our audited financial statements and related notes and our Management’s Discussion and Analysis or Plan of Operation for the periods ended September 30, 2007 and December 31, 2006  included in our Annual Report on Form 10-KSB, as well as the information contained in the financial statements, including the notes thereto, appearing in Part 1 of this report. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” below.

Overview

Our business plan focuses on the acquisition of undeveloped land that we believe, based on our understanding of population growth patterns and infrastructure development, is strategically located.  This portion of our business focus has required, and is expected to continue to require, the majority of our financial resources.  We have funded these acquisitions primarily with bank debt.  In tandem with our land acquisition efforts, and based upon our strategic market analysis, we also prepare land for homebuilding. Additionally, we have recently commenced homebuilding activities.  We believe that as the central Texas economy expands, the strategic land purchases, land development activities and homebuilding activities will enable us to capitalize on the new growth centers we expect will be created.  We plan to continue to acquire and develop strategically placed land.

A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders.  Due to national conditions in the market for homes and in the homebuilding industry during the second quarter of 2007 and continuing through February 2008, demand for finished lots by national homebuilders was significantly reduced and orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots by our new homebuilding business (described below).  We believe that this strategy will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots.

In June 2007 we purchased Green Builders, Inc. and commenced our homebuilding operations under that name.  We are in the process of developing the Green Builders brand.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors who will be retained for specific subdivisions pursuant to contracts entered in 2007 and 2008.  We intend to build homes on the majority of the lots we currently have under development and sell those finished homes.  Although we believe that our inventory of land for homebuilding is sufficient to meet our needs in 2008, we may also build on lots that we purchase from other land developers or homebuilders.

Although central Texas has been less affected than other areas, national real estate trends impact home buyers and lenders and we believe that sales of new homes in our market will continue to decline in fiscal 2008.  We feel this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current home and the direct and indirect impact of the well publicized turmoil in the mortgage and credit markets.  Due to current market conditions, we feel that we will see a reduction in revenue from home and lot sales in fiscal 2008.  We are considering selling tracts of commercial and residential land in order to achieve profitability.   If we are not able to sell tracts of land, we expect that we will incur significant losses in 2008.

In order to offset potential losses we have taken measures to reduce expenditures.  In January 2008, in order to reduce expenditures, we effected a reduction in force which resulted in the termination of five of our employees and two of our sales agents.  Following this reduction in force, we have 17 full-time employees, three sales agents, and three outside consultants.    We may also enter into joint venture arrangements with other land developers and builders in order to preserve cash in case the slowdown impacts our business for a longer period than expected.

	Three Months Ended December 31,
	2007	2006	Change	% Change
	(in thousands)
Homebuilding and related services revenues	$-	$1,033	$(1,033)	-100%
Land revenues	$1,108	$437	$671	154%
Homebuilding and related services gross profit	$-	$254	$(254)	-100%
Land gross profit	$399	$7	$393	5900%
Operating expenses	$1,936	$1,263	$673	53%
Operating loss	$(1,537)	$(1,003)	$(534)	53%
Net loss	$(2,357)	$(6,767)	$4,410	-65%

Results of Operations

Homebuilding and Related Services

Background - Homebuilding and related services revenue consists of revenue from home sales and from providing services to our homebuilder customers.  To date, our home sales have been generated by our homebuilder customers utilizing our homebuilder services.  We ceased providing services to homebuilder customers in August 2007 and any future revenues from home sales will be from the sale of homes we build through our Green Builders brand.  We consolidate our homebuilder customers into our operating results based on accounting requirements according to FIN 46(R) and refer to these homebuilder customers as Variable Interest Entities, or VIEs.

Revenues - During the three months ended December 31, 2007, we had no revenue from homebuilding or homebuilding services.  For the three months ended December 31, 2006 all of the homebuilding revenues were generated by one VIE consolidated into our operating results.

In June 2007 we acquired Green Builders and have commenced our homebuilding activities under the name “Green Builders, Inc.”   We plan to sell homes in the Austin, Texas area for prices ranging from $200,000 to $700,000.  As of December 31, 2007 we were actively building in two communities.  We had 23 speculative units under construction, 6 models under construction, and 3 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.  We anticipate that we will be building in three communities in fiscal 2008.   Although we feel that the central Texas market is relatively strong, we believe that the turmoil in the mortgage market combined with national attention of a potential recession has caused a lack of urgency for buyers.  As such, sales were lower than anticipated for the three months ended December 31, 2007 and we expect that they will continue to be slow throughout fiscal 2008.  In accordance with these expected market conditions, our strategy is to build a limited number of speculative units per community and not build additional units until we have a signed agreement of sale and earnest money from a buyer.

Land and Land Development

Background – Land sales revenue consists of revenues from the sale of undeveloped land and developed lots.  Developing finished lots from raw land takes approximately one to three years. In response to the slowdown in the national housing market and the reduction in demand for finished lots, we changed our strategy and have elected to use our developed lots for our own homebuilding operations.  We may still sell our lots to national, regional and local homebuilders that may purchase anywhere from five to one hundred or more lots at a time. The delivery of these lots would likely be scheduled over periods of several months or years.

Revenues –Revenue from the sale of land increased 154% during the three months ended December 31, 2007 compared to the same period in 2006.  Land sales accounted for 100% of our total revenues for the three months ended December 31, 2007.  For the three months ended December 31, 2007, approximately $349,000 of our land sale revenue came from the sale of 5 undeveloped acres, approximately $759,000 of the revenue from the sale of developed finished lots in our Rutherford West and Georgetown Village projects, located in Northern Hays County, Texas and the City of Georgetown, Texas, respectively.  The increase compared to the same period in 2006 was primarily due to the sale of 5 undeveloped acres and the completion and sale of additional residential lots in the Rutherford West project.  Land sales during the same periods of 2006 consisted of developed lot sales for the Georgetown Village project.  Gross profit on land and land development increased 37% for the quarter ended December 31, 2007 compared to the same period in 2006 primarily due to higher margins in the sale of undeveloped land in 2007.

We are considering selling tracts of undeveloped or developed land in order to increase revenue from the sale of land in 2008 to counteract the anticipated slowdown in revenue from homebuilding activity.  We anticipate that sales from developed lots will be slow in fiscal 2008 due to the decreased demand for finished lots from national homebuilders.

General and Administrative Expenses

	Three Months Ended December 31,
Breakdown of G&A Expenses	2007	2006	Change	% Change
Salaries, benefits, payroll taxes and related emp. exps.	$502,749	$241,598	261,151	108%
Stock Compensation expense	639,700	195,359	444,341	227%
Legal, accounting, auditing, and investor relations	167,102	154,052	13,050	8%
Consultants	54,572	16,472	38,100	231%
General overhead, including office expenses, insurance, and travel	254,205	166,104	88,101	53%
Amortization of subordinated debt costs and transaction costs	62,385	209,570	(147,185)	-70%
Total G&A	$1,680,714	$983,156	697,558	558%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes. During the three months ended December 31, 2007 and 2006, salaries, benefits, taxes and related employee expenses totaled approximately $503,000 and $242,000, respectively, and represented approximately 30% and 14%, respectively, of total general and administrative expenses for the periods.  The increase is due to an approximate 50% increase in employee headcount over prior year.   We anticipate that general and administrative expenses will decrease in upcoming quarters in fiscal 2008 due to the reduction in force in January 2008.  The reduction in force will reduce our salary and related benefit expenditures as well as stock compensation expense.

Stock compensation expense was approximately $640,000 and $195,000 for the three months ended December 31, 2007 and 2006, respectively.   The increase in stock compensation expense was due primarily to an increase in acceleration of stock options vesting for our former principal financial officer in connection with the terms of his new consulting agreement.  Stock compensation expense also increased as a result of stock options granted to the additional personnel hired.

Legal, accounting, audit and investor relations expense totaled $167,000 and $154,000 for the three months ended December 31, 2007 and 2006, respectively.    These expenses increased due to an increase in fees payable to our recently retained investor relations firm, offset by a decrease in audit fees.  Audit fees decreased from the comparable period in 2006 due to the change in fiscal year form December 31 to September 30.

Consultant expenses were approximately $55,000 and $17,000 for the three months ended December 31, 2007 and 2006, respectively.  These expenses increased due to an increase in consulting services for the development of our homebuilding activities.

General overhead expenses, including rent, office expenses and insurance totaled $254,000 and $166,000 for the three months ended December 31, 2007 and 2006, respectively.  This increase is attributable to costs associated with the increase in personnel and costs associated with the commencement of homebuilding activities in 2007.

Amortization of subordinated convertible debt issuance costs and transaction costs was approximately $62,000 and $210,000 for the three months ended December 31, 2007 and 2006, respectively.  This decrease is attributable to approximately $150,000 in one-time costs incurred in 2006 relating to consulting services for capital raising and the initial underwriting fees for our public offering.

Selling and Marketing Expenses

	Three Months Ended December 31,
	2007	2006	Change	% Change
Selling and Marketing Expenses	$255,299	$280,037	(24,738)	-44%

Sales and marketing expenses include selling costs, salaries and related taxes and benefits, marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  As a percentage of revenues during the three months ended December 31, 2007, we increased selling and marketing costs, when compared to the same periods of the prior year, to help develop our homebuilding business, increase awareness of our brand through advertising, public relations, and community marketing initiatives and sell our existing inventory.

We expect sales and marketing expenses to increase substantially as we continue to ramp up our homebuilding business and develop our green building strategy and corporate branding.

Interest and Other Expense and Income

	Three Months Ended December 31,
	2007	2006	Change	% Change
Loss on fair value of derivatives	$-	$5,076,957	(5,076,957)	-100%
Interest expense - convertible debt	206,250	209,306	(3,056)	-1%
Interest discount expense - convertible debt	139,587	381,348	(241,761)	-63%
Interest expense - land and development loans	567,740	127,076	440,665	347%
Interest income and misc income	(93,195)	(30,136)	(63,060)	209%
Total interest and other expense and income	$820,382	$5,764,551	(4,944,169)	391%

Loss on fair value of derivatives decreased approximately $5.1 million for the three months ended December 31, 2007 over the same period in 2006 due to the adoption of FSP EITF 00-19-2 for the subordinated convertible debt.  In addition discount expense for the convertible debt decreased by approximately $242,000 due to the adoption of FSP 00-10-2.  Interest expense for land and development loans increased by approximately $441,000 for the three months ended December 31, 2007 over the same period in 2006.   The increase is attributable to our determination to expense, rather than to capitalize, interest related to property temporarily not under development.

Interest and other income increased approximately $63,000 for the three months ended December 31, 2007 over the same period in 2006. The increase consisted of interest earned on the cash raised in our May 2007 public offering as well as cash equivalents and immaterial amounts of miscellaneous other income.

Financial Condition and Capital Resources

Liquidity

At December 31, 2007, we had approximately $12.5 million in cash and cash equivalents. We completed a public offering of our common stock in May 2007, resulting in net proceeds to us of approximately $14 million.

On June 29, 2007, WFC entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Centura Bank, as administrative agent.  We have guaranteed the obligations of WFC under the Credit Facility.  The Credit Facility allows WFC to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed by WFC and the agent.  WFC’s obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

 The initial maturity date for the Credit Facility is June 29, 2008.  The facility will be reviewed by our syndicate of banks and renewed for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in the financial condition, operations, business or management of WFC shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount. We are currently evaulating the amount of capital needed for the next renewal term of the facility.  We anticipate that we will reduce the line of credit based on capital requirements needed for that period to between $30 to $40 million.  As of December 31, 2007, we have borrowed approximately $10.5 million and have issued a $118,000 letter of credit under the Credit Facility.

Outstanding borrowings under the Credit Facility will bear interest at the prime rate plus 0.25%. WFC is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. WFC may elect to prepay the Credit Facility at any time without premium or penalty.  Quarterly principal reductions will be required during the final 12 months of the term.

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

•
prohibit WFC’s ratio of debt (excluding convertible debt) to equity (including convertible debt) from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

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

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.  We are currently in compliance with our covenants as of December 31, 2007.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.

We have financed the majority of our land and development activities with debt and believe we can continue to do so in the future through a combination of conventional and subordinated convertible debt (including the Credit Facility), joint venture financing, sales of selected lot positions, sales of land and lot options, and by raising additional equity.

Capital Resources

We have raised approximately $16.8 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007.  WFC entered into a $55 million revolving credit facility with a syndicate of banks.  We are currently evaulating the amount of capital needed for the next renewal term of the facility.  We anticipate that we will reduce the line of credit based on capital requirements needed for that period to between $30 to $40 million.

Due to a change in market conditions discussed above and longer than expected ramp up of homebuilding operations our financial projections have changed.  We are considering selling tracts of commercial and residential land in order to achieve profitability.   If we are not able to sell tracts of land, we expect that we will incur significant losses in 2008.  We believe that the capital we raised in May 2007, the closing of the revolving credit facility and future land and home sales and financing will provide adequate capital resources for the next twelve months, but we may be required to raise additional capital in the next twelve months if market opportunities for land development and homebuilding growth arise.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

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

Municipal Utility and Water District Reimbursements

We currently have the community of Villages of New Sweden planned that is within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West planned in Greenhawe Water Control and Improvement District No. 2.  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  At this time, we estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through December 31, 2007 at such time as each District issues its first bond issue.  We have completed Phase 1 for the Rutherford West project and have approximately $980,000 of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by the District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  To the extent that the estimates are dramatically different to the actual facts, it could have a material effect on the financial statements.

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

Risk Factors

           We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Our annual report on Form 10-KSB for the transition period ended September 30, 2007 described various risk factors applicable to our business under the item titled “Risk Factors.”

Other than as disclosed below, there have been no material changes to the risk factors described in the “Risk Factors” section  of our annual report on Form 10-KSB for the year ended September 30, 2007.

We are a small company and have a correspondingly small financial and accounting organization.

We are a small company with a correspondingly small financial and accounting organization. In January 2008 we had a reduction of force that further reduced the size of our finance and accounting organization.  In addition, in January 2008 our former principal financial officer ceased his employment with us and now serves in a consulting capacity and the role of both principal financial officer and principal accounting officer were consolidated with Cindy Hammes, our Vice President of Finance, filling those roles.  While we believe our current finance and accounting organization is of appropriate size and has appropriate personnel to support our current operations, the rigorous demands of being a public reporting company may lead to a determination that our finance and accounting group is undersized or lacks necessary expertise. In addition, the loss of any employees in this organization could significantly impact us.  As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on our personnel, systems and resources.

We may continue to be particularly affected by the general economic downturn.

            Economic statistics show that the United States economy may be slowing and many financial experts are predicting a recession in 2008.  Concerns about the health of the mortgage industry and the availability of credit for home buyers continue.  Home sales are linked to the availability of credit, employment rates and the status of the general economy, all of which have shown signs of slowing.  Potential home buyers may elect not to purchase new homes due to these economic factors, and our business will suffer as a result.

Item 3.   Controls and Procedures

Our management, including our Chief Executive Officer and our Vice President of Finance, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended December 31, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended December 31, 2007.

As disclosed in our Annual Report on Form 10-KSB for the transitional period from January 1, 2007 to September 30, 2007, Arun Khurana transitioned from his role as our principal financial officer to a consulting role with the company.

We will be required to be in compliance with Sarbanes Oxley Section 404 certification requirements relating to internal controls for the fiscal year ended September 30, 2008.  We have recently commenced our homebuilding operations.  We have also recently implemented a new enterprise wide information technology system.  We are continuing to work with our Audit Committee to implement internal controls due to the above noted activities.  Any failure to develop adequate these internal controls would be likely to result in a material weakness in our internal control.

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

WILSON HOLDINGS, INC.

February 12, 2008	/s/ Clark Wilson
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