Form 10QSB
period 2008-03-31
GREEN BUILDERS, INC
filed 2008-05-15
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-23819
———————————
GREEN BUILDERS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	80-0171169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

8121 Bee Caves Rd., Austin, TX 78746
(Address of Principal Executive Offices)

512-732-0932
(Issuer's Telephone Number)

Wilson Holdings, Inc.
(Former Name)

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

  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 13, 2008, the registrant had 23,135,539 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  Yes ☐ No ☒

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB for Green Builders, Inc. (“we,” “us,” or the “Company”) contains forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial conditions or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Copies of our public filings are available at www.greenbuildersinc.com  and on EDGAR at www.sec.gov.

Please see Part 1, Item 1A – “Risk Factors” of our Annual Report on Form 10-KSB for the transitional period ended September 30, 2007, as well as the “Risk Factors” contained in Part I, Item 2 – “Management’s Discussion and Analysis or Plan of Operation” in this quarterly report on Form 10-QSB.  In addition, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Whenever we refer in this report to “Green Builders,” “the Company,” “we,” “us,” or “our,” we mean Green Builders, Inc., a Texas corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly-owned subsidiaries,  Wilson Family Communities, Inc., a Delaware corporation and GB Operations, Inc, a Texas corporation.

ii

 Item 1.                      Financial Statements

GREEN BUILDERS, INC
Consolidated Balance Sheets
As of March 31, 2008 and September 30, 2007
	(Unaudited)
	March 31, 2008	September 30, 2007

Cash and cash equivalents	$9,783,509	13,073,214
Restricted cash	117,603	-
Inventory
Land and land development	38,886,712	32,463,411
Homebuilding inventories	9,366,645	2,843,704
Total inventory	48,253,356	35,307,116
Other assets	691,048	729,471
Debt issuance costs, net of amortization	1,146,712	1,265,218
Equipment and software, net of accumulated depreciation and amortization of $39,427 and $32,294, respectively	297,243	232,357
Total assets	60,289,470	50,607,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	4,019,176	1,404,151
Accrued real estate taxes payable	424,366	405,060
Accrued liabilities and expenses	444,569	215,372
Accrued interest	210,239	464,809
Deferred revenue	-	159,381
Notes payable and lines of credit	30,858,868	20,638,358
Subordinated convertible debt, net of $2,966,046 and $3,245,220 discount, respectively	13,533,954	13,254,780
Total liabilities	49,491,171	36,541,911
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,538 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	27,775,939	27,040,304
Retained deficit	(17,000,776)	(12,997,976)
Total stockholders' equity	10,798,299	14,065,464
Commitments and contingencies	-	-
Total liabilities and stockholders' equity	$60,289,470	50,607,375

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Homebuilding and related services	$484,511	797,506	484,511	1,830,165
Land sales	657,036	969,729	1,765,348	1,406,870
Total revenues	1,141,547	1,767,235	2,249,859	3,237,035
				-
Cost of revenues:
Homebuilding and related services	405,558	564,251	405,558	1,343,054
Land sales	222,484	818,892	931,539	1,249,378
Total cost of revenues	628,042	1,383,143	1,337,097	2,592,431
				-
Gross profit:
Homebuilding and related services	78,953	233,255	78,953	487,111
Land sales	434,552	150,838	833,809	157,493
Total gross profit	513,505	384,092	912,762	644,604
				-
Costs and expenses:
Corporate general and administration	949,243	998,332	2,629,957	1,981,488
Sales and marketing	501,249	168,742	756,548	448,779
Total costs and expenses	1,450,493	1,167,074	3,386,505	2,430,267
Operating loss	(936,988)	(782,982)	(2,473,744)	(1,785,663)
Other income (expense):
Loss on fair value of derivatives	-	-	-	(5,076,957)
Interest and other income	65,763	47,857	158,958	77,993
Interest expense	(774,437)	(619,015)	(1,688,014)	(1,336,744)
Total other expense	(708,674)	(571,157)	(1,529,056)	(6,335,708)
Net loss	$(1,645,662)	(1,354,139)	(4,002,800)	(8,121,371)

Basic and diluted loss per share	$(0.07)	(0.07)	(0.17)	(0.45)

Basic and diluted weighted average common shares outstanding	23,135,538	18,055,538	23,135,538	17,881,082

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,002,800)	(8,121,371)
Non cash adjustments:
Loss on fair value of derivatives	-	5,076,957
Amortization of convertible debt discount	279,174	523,831
Amortization of debt issuance costs	118,506	117,186
Stock-based compensation expense	675,635	234,909
Services provided without compensation by principal shareholders	60,000	-
Depreciation and amortization	192,722	68,003
Adjustments to reconcile net loss to net cash used in operating activities:		-
Increase in total inventory	(12,946,241)	(4,244,269)
Increase in other assets	(147,166)	(278,023)
Increase (decrease) in accounts payable	2,615,024	(155,147)
Increase in real estate taxes payable	19,306	418,161
Increase (decrease) in accrued expenses	229,197	(269,168)
Increase in restricted cash	(117,603)	-
Decrease in deferred revenue	(159,381)	-
Increase (decrease) in accrued interest	(254,570)	161,586
Net cash used in operating activities	(13,438,195)	(6,467,345)
Cash flows from investing activities:
Purchase of fixed assets	(72,019)	(70,416)
Net cash used in investing activities	(72,019)	(70,416)
Cash flows from financing activities:
Issuances (repayments) of notes payable and lines of credit, net	10,220,510	2,236,968
Proceeds from issuance of subordinated conv debt	-	250,000
Cash paid for debt issuance costs	-	(342,555)
Net cash provided by financing activities	10,220,510	2,144,413
Net decrease in cash and cash equivalents	(3,289,706)	(4,393,348)
Cash and cash equivalents at beginning of period	13,073,214	8,803,777
Cash and cash equivalents at end of period	$9,783,509	4,410,429

Cash paid for interest	$1,829,188	1,017,436
Cash paid for income taxes	$-	-

See accompanying notes to the consolidated financial statements.

 (1)         Organization and Business Activity

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc, a Nevada corporation.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the American Stock Exchange.

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

The consolidated financial statements and the notes of the Company as of March 31, 2008 and for the three months and six months ending March 31, 2008 and 2007 have been prepared by management without audit pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the September 30, 2007 audited financials statements contained in the Company’s Annual Report on 10-KSB for the transitional period from January 1, 2007 to September 30, 2007.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

 (c)           Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, capitalized interest, real estate taxes incurred during development and construction phases, and homebuilding costs.  No significant impairments of inventory were recorded in 2007 or 2008.

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

(e)           Municipal Utility and Water District Reimbursements

The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through March 31, 2008.  The Company has completed Phase 1 for the Rutherford West project and has approximately $980,000 of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  The Company anticipates the first reimbursement will be approximately $500,000 in December 2008.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance. The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different to the actual reimbursements, it could have a material effect on our financial statements.

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

 (g)           Loss Per Common Share

Earnings per share is accounted for in accordance with SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the statements of earnings.  Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at March 31, 2008 and 2007 because the effect would be anti-dilutive as summarized in the table below:

	March 31,
	2008	2007
Stock options	1,653,333	735,000
Common stock warrants	1,143,125	1,157,187
Subordinated convertible debt warrants	8,250,000	8,375,000
Total	11,046,458	10,267,187

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and heading activities. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

 (3)         Liquidity and Capital Resources

Liquidity

At March 31, 2008, the Company had approximately $9.8 million in cash and cash equivalents. The Company completed a public offering of common stock in May 2007, resulting in net proceeds of approximately $14 million.

On June 29, 2007, Green Builders entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Centura Bank as administrative agent.  The Credit Facility allows the Company to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by the Company and the agent.  The Company’s obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

The initial maturity date for the Credit Facility is June 29, 2008.  The facility will be reviewed by our syndicate of banks and renewed for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in the financial condition, operations, business or management of Green Builders shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount.

The Company is currently evaulating the amount of capital needed for the next renewal term of the facility.  The Company anticipates that it will reduce the line of credit to $30 million.  As of March 31, 2008, the Credit Facility has loaned the Company has approximately $12.4 million and has issued an $118,000 letter of credit.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%. The Company is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. The Credit Facility may be prepaid without premium or penalty.  Quarterly principal reductions will be required during the final 12 months of the term.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover monthly operating expenses, our sales, marketing, general and administrative costs will deplete cash. To maintain its liquidity, the Company has financed the majority of its land and development activities with debt, and believes it can continue to do so in the future through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options.  The Company may be required to raise additional capital to support growth and operations for the next twelve months.

Capital Resources

The Company has raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007. The Company also entered into a $55 million revolving Credit Facility mentioned previously. The Company is currently evaulating the amount of capital needed for the next renewal term of the facility.  The Company anticipates that it will reduce the line of credit based on capital requirements needed for that period to $30 million.

Due to current conditions in the market, the Company has seen a slowdown in revenue from home and lot sales.  The Company is considering selling tracts of commercial and residential land in order to achieve profitability.  If the Company is not able to sell tracts of land, it expects that it will incur significant losses in 2008. Due to the change in market conditions discussed above and a longer than expected acceleration of homebuilding operations, our financial projections have changed.  Due to current market conditions and slower than expected home and land sales, the Company may need to raise additional capital to support future growth and current operations for the next twelve months.  See risk factors below.

Land and homes under construction compose the majority of the Company’s assets, which could suffer devaluation if the housing and real estate market suffers a significant downturn due to interest rate increases or other reasons.  If we are not in compliance with our debt covenants, we may be required to repay our debt sooner than anticipated requiring liquidation of assets or the use of cash to satisfy its debt obligations.  A significant downturn could also make it more difficult for the Company to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

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

Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $625,000 at March 31, 2008 and September 30, 2007, of which approximately $575,000 is non-refundable if the Company does not exercise the option and purchase the land.

As of March 31, 2008 the Company had approximately 340 acres under development and construction in Hays County, Travis County and Williamson County, Texas.  The Company completed Phase 1 in Rutherford West in 2007 and Phase 6 in Georgetown Village in 2006.

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

Below is a summary of the property completed, owned or under contract by the Company at March 31, 2008:

Property	Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Project Costs at March 31, 2008 (in thousands)	Texas County
Rutherford West	42	521	n/a	$12,192	Hays
Georgetown Village	31	149	419	10,136	Williamson
Villages of New Sweden	-	521	-	10,817	Travis
Elm Grove	-	60	31	5,607	Hays
Other land	-	-	-	135
Sub-total land	73	1,251	450	$38,887
Homebuilding inventory	20	-	-	9,367
Total inventory	93	1,251	450	$48,253

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2007:

Property	Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Project Costs at Sept. 30, 2007 (in thousands)	Texas County
Rutherford West	54	521	n/a	$12,369	Hays
Highway 183	-	5	n/a	113	Travis
Georgetown Village	50	149	419	6,199	Williamson
Villages of New Sweden	-	521	-	10,716	Travis
Elm Grove	-	30	61	3,011	Hays
Other land projects	-	-	-	55
Sub-total land	104	1,226	480	$32,463
Homebuilding inventory	-	-	-	2,844
Total inventory	104	1,226	480	$35,307

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

On June 19, 2007, the Company purchased one of its VIEs, Green Builders, Inc, now a wholly owned subsidiary of the Company, and commenced homebuilding operations under the name Green Builders.  The Company ceased providing services to its homebuilder clients and terminated its relationship with its final homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which the Company had guaranteed the loans.  There was no consolidation of VIEs for the three months and six months ended March 31, 2008.

Below is a summary of the effect of the consolidation of these entities for the three months ended March 31, 2007.

	Three Months Ended March 31, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,033,540	797,506	(a)	(63,811)	1,767,235
Expenses
Cost of Revenues	818,892	628,063	(a)	(63,811)	1,383,144
General, administrative, sales and marketing	1,014,986	152,088			1,167,074
Costs and expenses before interest	1,833,878	780,151		(63,811)	2,550,218
Operating income/(loss)	(800,338)	17,355		-	(782,983)

(a)       Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

Below is a summary of the effect of the consolidation of these entities for the six months ended March 31, 2007.

	Six Months Ended March 31, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,738,839	1,830,165	(a)	(331,969)	3,237,035
Expenses
Cost of Revenues	1,342,771	1,589,118	(a)	(339,457)	2,592,432
General, administrative, sales and marketing	2,169,875	294,036		(33,644)	2,430,267
Costs and expenses before interest	3,512,646	1,883,154		(373,101)	5,022,699
Operating income/(loss)	(1,773,807)	(52,989)		41,132	(1,785,664)

(b)       Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

(6)         Operating and Reporting Segments

The Company has two reporting segments: homebuilding and related services, and land sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales and services provided to homebuilders. The Company is required to consolidate its homebuilder services clients per FIN 46(R). The Company identifies the clients it consolidates as “VIEs.” Land sales consist of land in various stages of development sold, including finished lots. The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

The following table presents segment operating results before taxes for the three months ended March 31, 2008 and 2007:

	2008			2007
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$484,511	657,036	1,141,547	797,506	969,729	1,767,235
Costs and expenses:	-	-
Cost of revenues	405,558	222,484	628,042	564,252	818,892	1,383,144
Selling, general and administrative	987,295	463,198	1,450,493	709,461	457,613	1,167,074
Loss on fair value of derivatives	-	-	-	-	-	-
Interest & other income	(36,169)	(29,593)	(65,763)	(25,911)	(21,946)	(47,857)
Interest expense	231,307	543,130	774,437	172,129	446,886	619,015
Total costs and expenses	1,587,990	1,199,218	2,787,209	1,419,931	1,701,445	3,121,376
Loss before taxes	$(1,103,480)	(542,182)	(1,645,662)	(622,425)	(731,716)	(1,354,141)
Segment Assets	$16,016,769	44,272,702	60,289,470	3,908,727	34,366,631	38,275,358
Capital expenditures	$23,368	2,596	25,964	56,237	-	56,237

The following table presents segment operating results before taxes for the six months ended March 31, 2008 and 2007:

	2008			2007
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$484,511	1,765,348	2,249,859	1,830,165	1,406,870	3,237,035
Costs and expenses:				-	-
Cost of revenues	405,558	931,539	1,337,097	1,343,055	1,249,377	2,592,432
Selling, general and administrative	2,260,353	1,126,153	3,386,505	1,488,221	942,046	2,430,267
Loss on fair value of derivatives	-	-	-	-	5,076,957	5,076,957
Interest & other income	(87,427)	(71,531)	(158,958)	(12,000)	(65,993)	(77,993)
Interest expense	421,517	1,266,497	1,688,014	974,512	362,232	1,336,744
Total costs and expenses	3,000,001	3,252,657	6,252,658	3,793,788	7,564,619	11,358,407
Loss before taxes	$(2,515,490)	(1,487,309)	(4,002,800)	(1,963,623)	(6,157,749)	(8,121,372)
Segment Assets	$16,016,769	44,272,702	60,289,470	3,908,727	34,366,631	38,275,358
Capital expenditures	$64,817	7,202	72,019	137,466	(67,050)	70,416

(7)         Related Party Transactions

Issuance of Convertible Debt

Barry A. Williamson is a member of our board of directors and, until January 31, 2006, was a member of the board of directors of Tejas Incorporated, the parent company of our Placement Agent for the sale of our convertible notes. Mr. Williamson was re-elected to the board of directors of Tejas Incorporated in November 2006.

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $11,000 per month for 36 months. The lease was with a subsidiary of Tejas Incorporated until January 2008.  In January 2008 the building being leased was bought by an unrelated party.  The Company believes that the lease is paid at fair market value for similar space in the Austin, Texas commercial real estate market.

In December 2006, Tejas Securities Group, Inc. exercised 535,000 warrants, exercisable at $2.00 per share, in a cashless exercise netting the warrant holder 348,913 shares of common stock.

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continues to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, for the six months ended March 31, 2008, the Company has recorded $60,000 as compensation expense and credited equity for three months of services recorded at fair market value. On May 13, 2008, the consulting agreement was re-instated and Ms. Wilson will be paid $10,000 per month for a maximum of 12 months.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, our President and Chief Executive Officer.  The company paid Wilson Roofing approximately $127,000 and $216,000 for the three and six months ended March 31, 2008.  Management believes that services were provided at fair market value.

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

	2008	2009	2010	2011	2012
Lease obligations	$80,120	148,881	17,097	240	240

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

(9)         Indebtedness

Revolving Credit Facility

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility with a syndicate of banks led by RBC Centura Bank, as administrative agent.  The initial maturity date for the Credit Facility is June 29, 2008. The facility will be reviewed by our syndicate of banks and may be extended for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in our financial condition, operations, business or management shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount.

The Company has guaranteed all of the obligations under the Credit Facility. The obligations of the credit facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the credit facility. The Credit Facility has loaned approximately $12.4 million to the Company and issued a letter of credit of approximately $118,000.

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

The Credit Facility contains customary covenants limiting our ability to take certain actions, including covenants that:

•	affect how the Company can develop our properties;

•	limit the ability to pay dividends and other restricted payments;

•	limit the ability to place liens on its property;

•	limit the ability to engage in mergers and acquisitions and dispositions of assets;

•	require the Company to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);

•
prohibit the ratio of debt (excluding convertible debt) to equity (including convertible debt) from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

•	require the Company to maintain working capital of at least $15,000,000

•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes

An event of default will occur under the credit facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the credit facility;

•	the inaccuracy of a representation or warranty when made;

•	the failure to observe or perform covenants or agreements;

•	an event of default beyond any applicable grace period with respect to any other indebtedness;

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	a condition where any loan document, or any lien created thereunder, ceases to be in full force and effect;

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the credit facility, then the lenders may: (1) terminate their commitments under the credit facility; (2) declare any outstanding indebtedness under the credit facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

The Company is currently out of compliance with the terms of the Borrowing Base Agreement due to the total number of completed speculative homes that were included in the “eligible property” as of March 31, 2008 and is operating under a wavier which expires July 1, 2008. Per the Borrowing Base Agreement, the Company may not exceed more than 12% of the total borrowing base available for homes then included in homes defined as “eligible property.” “Eligible Property” is defined as homes that meet the requirements of the borrowing base agreement for financing under the Master Line and calculation of borrowing availability. The Company is investigating various solutions to become compliant with the syndicate of banks. If the Company is unable to comply with any one or more of these financial covenants, and is unable to obtain a waiver for the non-compliance, the Company could be precluded from incurring additional borrowings and its obligation to repay indebtedness outstanding under the facility could be accelerated in full. The Company can give no assurance that in such an event, it would have or be able to obtain sufficient funds to satisfy all repayment obligations.

The above description of the material terms of the credit facility is not a complete statement of the parties’ rights and obligations with respect to such transactions. The above statements are qualified in their entirety by reference to the Borrowing Base Loan Agreement executed in connection with the credit facility, a copy of which is filed with the Company's Annual report filed on September 30, 2007.

The following schedule lists the Company’s notes payable and lines of credit balances at March 31, 2008 and September 30, 2007:

In Thousands	Rate	Maturity Date	3/31/2008	9/30/2007
Line of Credit, $3 million, development	Prime+.50%	Mar-1-08	$-	472
Notes payable, land	12.50%	Mar-1-09	4,700	4,700
Notes payable, seller financed	7% & Prime + 2%	Oct. 2010/11	2,475	2,475
Notes payable, land	12.50%	Mar-1-09	7,300	7,300
Notes payable, development	Prime+.50%	Feb-1-10	-	1,502
Notes payable, land and development	Prime+3.00%	Feb-1-09	-	1,440
Line of Credit, $55 million facility, land, land development, and homebuilding	Prime+.25%	June-29-08	12,422	2,749
Notes payalbe, land and land development	12.50%	Nov-1-09	3,963	-
2005 $10 million, Subordinated convertible notes, net of discount of $415 thousand and $459 thousand, respectively	5.00%	Dec-1-12	9,584	9,541
2006 $6.50 million as of June 30, 2007, $6.75 million, Subordinated convertible notes, net of discount of $2,550 and $2,786 thousand respectively	5.00%	Sep-1-13	3,950	3,714
	Total		$44,393	33,893

(a)              In March 2006 the Company secured a $3.0 million line of credit development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan was secured by property being developed totaling approximately 32.6 acres located in Williamson County.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $55 million credit facility

 (b)              In March 2007, the Company secured a $4.7 million term land loan maturing March 2009.  The loan is secured by land of 534 acres located in eastern Travis County. The interest rate on the loan is 12.5%, with interest payable monthly.  The loan has no financial covenants.

(c)              As part of the purchase of 534 acres in Travis County described above, the Company entered into four notes payable, seller financed with a cumulative balance of approximately $2.5 million. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $600,000 is at an interest rate of prime rate with an anniversary date of October 28 of each year plus 2.0%. The terms of the note were modified in October 2007 with the principal payments extended for one year.  The revised terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.

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

 (g)              In June 2007 the Company established a $55 million credit facility with a syndicate of banks.  The Company currently has approximately $12.4 million in borrowing for land and home construction.

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

The net effect of the change increased the net carrying amount of the subordinated convertible debt and eliminated the derivative liabilities. There was also an increase of $4.8 million in total stockholders’ equity.  During the year ended December 31, 2006, the Company recognized approximately $8.5 million of loss on fair value of derivatives related to the subordinated convertible debt. For the six months ended March 31, 2007, the Company recognized a loss of $5,076,957 on fair value of derivates related to the subordinated convertible debt.  Under the new FSP EITF 00-19-2 the derivatives were eliminated and hence there will no longer be gains and losses related to the current subordinated convertible debt.

2005, $10MM, 5%, Subordinated Convertible Debt

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

Subordinated Convertible Note at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Notional balance	$10,000,000	10,000,000
Unamortized discount	(415,648)	(459,400)
Subordinated convertible debt balance, net of unamortized discount	$9,584,352	9,540,600

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

The penalty warrants were based on the fair value of the Company’s common stock on the issuance date of $1.91, using a Black-Scholes approach, risk free interest rate of 4.64%; dividend yield of 0%; weighted-average expected life of the warrants of 10 years; and a 60% volatility factor. The allocated value of the penalty warrants totaled approximately $846,000 and are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

Convertible Note at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Notional balance	$6,500,000	6,500,000
Unamortized discount	(2,550,398)	(2,785,820)
Subordinated convertible debt balance, net of unamortized discount	$3,949,602	3,714,180

(10)         Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

Each common stockholder is entitled to one vote per share of common stock owned.

The Company sold 5,000,000 shares of common stock in a public offering at $3.25 per share that closed on May 19, 2007 and concurrently began trading on the American Stock Exchange under the symbol “WIH.” The stock is now being traded under the ticker symbol “GBH.”  The Company incurred the following transaction costs related to the financing:

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

(11)         Common Stock Option / Stock Incentive Plan

In August 2005, the Company adopted the 2005 Stock Option/Stock Issuance Plan (the “Stock Option Plan”). The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator to be granted options to purchase shares of common stock, and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the merger of the Company and WFC was determined by the Board of Directors as of the grant date. This plan was assumed by WFC. The fair value of the options granted under the plan was determined by the Board of Directors prior to the merger of the Company and WFC.

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

The Company had 846,667 shares of common stock available for future grants under the Stock Option Plan at March 31, 2008.   Compensation expense related to the Company’s share-based awards for the three months ended March 31, 2008 and 2007 was approximately $36,000 and $40,000, respectively.  For the six months ended March 31, 2008 and 2007 the Compensation expense related to the Company’s share-based awards was approximately $676,000 and $235,000, respectively.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the three months ended March 31, 2008, the Company issued options to purchase 75,000 shares of common stock at an exercise price range of $0.91 - $0.93 per share which was equal to the closing price of our common stock as reported on the American Stock Exchange on the date of grant. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.64%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor.  Based on these assumptions, management estimated the fair market value of the grants to be $0.99 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the three months and six months ended March 31, 2008 are as follows:

	Share Roll Forward	Range of Exercise Prices (1)	Weighted Avg Exc Price
Balance September 30, 2007	1,835,000	$1.65-$3.25	$2.50
Granted	155,000	$1.78	$1.78
Balance December 31, 2007	1,990,000	$1.65-$3.25	$2.45
Granted	75,000	$0.91-$0.93	$0.93
Forfeited	(411,667)	$0.93-$3.25	$1.82
Balance March 31, 2008	1,653,333	$0.91-$3.25	$2.54

(1) For each option, the exercise price per share was equal to the closing price of our common stock as reported on the American Stock Exchange on the date of grant.

The following is a summary of options outstanding and exercisable at March 31, 2008:

Outstanding			Vested
Number of Shares Subject to Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Vested Shares	Average Remaining Contractual Life	Weighted Average Exercise Price
1,653,333	5.99	$2.54	1,040,181	$4.25	$2.63

At March 31, 2008, there was approximately $846 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan. That expense is expected to be recognized over 5.99 years.  In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.

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

Cash	$17,081
Accounts Receivable	2,900
Accounts Payable	(6,190)
Trademarks	292,691
Others	(9,276)
$297,206

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

(13)           Subsequent Events

Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the American Stock Exchange.

On April 14, 2008 our Credit Facility lenders notified us that our waiver of certain borrowing base restrictions in the credit agreement will expire on July 1, 2008.  Per the Borrowing Base Agreement, the Company may not exceed more than 12% of the total borrowing base available for homes then included in homes defined as “eligible property.” The Company is investigating various solutions to become compliant with its syndicate of banks.

On May 13, 2008 the Company approved a consulting contract with Audrey Wilson, the wife of our President and CEO.  Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of 12 months and Mrs. Wilson will perform the following services:  (i) the establishment of business processes for homebuilding activities, including, sales and marketing and other related activities, and (ii) developing our advertising and marketing strategy for marketing and sale of land and homes.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis or plan of operation should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc, a Nevada corporation.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of our common stock.  We have been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, our common stock began trading under the symbol “GBH” on the American Stock Exchange.

Historically our business plan was focused on the acquisition of undeveloped land that we believe, based on our understanding of population growth patterns and infrastructure development, is strategically located.  This portion of our business focus has required, and is expected to continue to require, the majority of our financial resources.  We have funded these acquisitions primarily with bank debt.  In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  Additionally, we commenced homebuilding activities in June 2007.  We believe that as the central Texas economy expands, the strategic land purchases, land development activities and homebuilding activities will enable us to capitalize on the new growth centers we expect will be created.

A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders.  Due to national conditions in the market for homes and in the homebuilding industry during the second quarter of 2007 and continuing through May 2008, demand for finished lots by national homebuilders is and we expect will continue to be significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our new homebuilding business (described below).  We believe retaining some of our lots for use in homebuilding activities will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots.

In June 2007 we purchased Green Builders, Inc. and commenced our homebuilding operations under that name.  We are in the process of developing the Green Builders brand.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors who will be retained for specific subdivisions pursuant to contracts entered in 2007 and 2008.  We intend to build homes on the majority of the lots we currently have under development and sell those finished homes.  In order to expand the business and increase home closings in future years, we have entered into a purchase lot contract that would allow us to purchase finished lots beginning in fiscal 2009.  Furthermore, we are currently negotiating with other developers to enter into agreements that would give us the option to purchase additional finished lots in the future.

Although central Texas has been less affected than other areas, national real estate trends have an impact on home buyers and lenders and we believe that sales of new homes in our market will continue to decline in fiscal year 2008.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.  Due to current market conditions, we feel that we will see a reduction in revenue from home and lot sales in fiscal 2008.  We are considering selling tracts of commercial and residential land in order to achieve profitability.

In order to offset potential losses we have taken measures to reduce expenditures.  In January 2008, in order to reduce expenditures, we effected a reduction in force which resulted in the termination of five of our employees and two of our sales agents.  Following this reduction in force, we have 17 full-time employees, one part-time employee, five sales agents, and three outside consultants.    We may also enter into joint venture arrangements with other land developers and builders in order to preserve cash in case the slowdown impacts our business for a longer period than expected.

Results of Operations

	Three Months Ended March 31
	2008	2007	Change	Change %
	(in thousands)
Revenues
Homebuilding and related services revenues	$485	$798	$(313)%	(39)
Land revenues	657	970	(313)	(32)
Gross Profit
Homebuilding and related services gross profit	79	233	(154)	(66)
Land gross profit	435	151	284	188
Costs & Expenses
Operating expenses	1,450	1,167	283	24
Operating Income (Loss)	(937)	(783)	(154)	20
Net Income (Loss)	$(1,646)	$(1,354)	$(292)%	22

	Six Months Ended March 31
	2008	2007	Change	Change %
	(in thousands)
Revenues
Homebuilding and related services revenues	$485	$1,830	$(1,346)%	(74)
Land revenues	1,765	1,407	358	25
Gross Profit
Homebuilding and related services gross profit	79	487	(408)	(84)
Land gross profit	834	157	676	429
Costs & Expenses
Operating expenses	3,387	2,430	956	39
Operating Income (Loss)	(2,474)	(1,786)	(688)	39
Net Income (Loss)	$(4,003)	$(8,121)	$4,119%	(51)

Homebuilding and Related Services

Background - Homebuilding and related services revenue consists of revenue from home sales and from providing services to our homebuilder customers.  Prior to fiscal year 2008, all home sales were generated by our homebuilder customers utilizing our homebuilder services.  We ceased providing services to homebuilder customers in August 2007 and any future revenues from home sales will be from the sale of homes we build through our Green Builders brand.  We consolidate our homebuilder customers into our operating results based on accounting requirements according to FIN 46(R) and refer to these homebuilder customers as Variable Interest Entities, or VIEs.

Revenues - During the three months ended March 31, 2008, we had revenues from homebuilding of $485,000.  For the three months ended March 31, 2007, all of the homebuilding revenues were generated by one VIE consolidated into our operating results.  The decrease in revenues was primarily due to our transition into homebuilding and away from providing services to homebuilder customers.

Gross Profit- Gross Profit on homebuilding and related services decreased by $154,000 for the three months ended March 31, 2008, compared to the same period in 2007 due to the termination of services provided to homebuilder customers and the closings of our first two homes in Georgetown Village.

In June 2007 we acquired Green Builders and have commenced our homebuilding activities.  We plan to sell homes in the Austin, Texas area for prices ranging from $180,000 to $600,000.  As of March 31, 2008 we were actively building in three communities and have a total of eight sales and two closings.  We have 14 completed speculative units, five speculative units under construction, five completed models, four models under construction, and eight units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.  Although we feel that the central Texas market is relatively strong, we believe that the turmoil in the mortgage market combined with national publicity of a potential recession has caused a lack of urgency for buyers.  As such, sales were lower than anticipated for the three months ended March 31, 2008 and we expect that they will continue to be slow throughout fiscal 2008.  In accordance with these expected market conditions, our strategy is to build a limited number of speculative units per community and not build additional units until we have a signed agreement of sale and earnest money from a buyer.

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

Revenues –Revenue from the sale of land decreased 32% during the three months ended March 31, 2008 compared to the same period in 2007.  For the three months ended March 31, 2008, land sale revenues came from the sale of developed finished lots in our Rutherford West and Georgetown Village projects, located in Northern Hays County, Texas and the City of Georgetown, Texas, respectively.  The decrease compared to the same period in 2007 was primarily due to the decrease in developed lot sales in the Georgetown Village project.

Gross Profit- Gross profit on land and land development increased by $284,000 for the three months ended March 31, 2008 compared to the same period in 2007 due to previously written off refunds of Living Unit Equivalent (LUE) fees from the Bohl’s Tract.  Gross profit on land and land development increased for the three months ended March 31, 2008 due to previously written off refunds of Living Unit Equivalent (LUE) fees from the Bohl’s Tract and higher margins in the sale of 5 acres of undeveloped land.

We are considering selling tracts of undeveloped or developed land in order to increase revenue from the sale of land in 2008 to counteract the anticipated slowdown in revenue from homebuilding activity.  We anticipate that sales from developed lots will be slow in fiscal 2008 due to the decreased demand for finished lots from national homebuilders.

General and Administrative Expenses

	Three Months Ended March 31
Breakdown of G&A Expenses	2008	2007	Change	% Change
Salaries, benefits, payroll taxes and related emp. exps.	$375,230	$365,932	9,298	3%
Stock Compensation expense	35,935	39,550	(3,615)	-9%
Legal, accounting, auditing, and investor relations	183,606	141,689	41,917	30%
Consultants	86,234	46,101	40,133	87%
General overhead, including office expenses, insurance, and travel	208,986	229,931	(20,945)	-9%
Amortization of subordinated debt costs and transaction costs	59,253	175,130	(115,878)	-66%
Total G&A	$949,243	$998,332	(49,089)	(5%)

	Six Months Ended March 31
Breakdown of G&A Expenses	2008	2007	Change	% Change
Salaries, benefits, payroll taxes and related emp. exps.	$877,979	$607,530	270,449	45%
Stock Compensation expense	675,635	234,909	440,726	188%
Legal, accounting, auditing, and investor relations	353,840	295,741	58,099	20%
Consultants	140,806	62,573	78,233	125%
General overhead, including office expenses, insurance, and travel	463,191	396,035	67,156	17%
Amortization of subordinated debt costs and transaction costs	118,506	384,701	(266,195)	-69%
Total G&A	$2,629,957	$1,981,488	648,469	33%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes. During the three months ended March 31, 2008 and 2007, salaries, benefits, taxes and related employee expenses totaled approximately $375,000 and $366,000, respectively, and represented approximately 40% and 37%, respectively, of total general and administrative expenses for the periods. The increase for the three months ended is due to an increase in expenses for additional headcount through January 2008.  In January 2008 we had a reduction in force.  We believe that the reduction in salary and related employee expenses will decrease by approximately $50,000 a month.

Stock compensation expense was approximately $36,000 and $40,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in stock compensation expense for the three months March 31, 2008 was due to the termination of employees in January 2008 and the reversal of the stock option expense for unvested shares.

Legal, accounting, audit and investor relations expense totaled $184,000 and $142,000 for the three months ended March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2008, the increase in legal, accounting, audit, and investor relations expenses were due to the expenses incurred for the company name change to Green Builders and our reincorporation to Texas.

 Consultant expenses were approximately $86,000 and $46,000 for the three months ended March 31, 2008 and 2007, respectively.  These expenses increased due to an increase in consulting services for the development of our homebuilding activities and for consulting services provided by our former principal officer.

General overhead expenses, including rent, office expenses and insurance totaled $209,000 and $230,000 for the three months ended March 31, 2008 and 2007, respectively.  This increase for the three months ended March 31, 2008 is due to the additional costs associated with the commencement of homebuilding activities in 2007.

Amortization of subordinated convertible debt issuance costs and transaction costs was approximately $59,000 and $175,000 for the three months ended March 31, 2008 and 2007.  This decrease is attributable to one-time costs relating to consulting services for capital raising and the initial underwriting fees for our public offering and due to the adoption of FSP 00-10-2.

Selling and Marketing Expenses

	Three Months Ended March 31
	2008	2007	Change	% Change
Selling and Marketing Expenses	$501,249	$168,741	332,508	197%

	Six Months Ended March 31
	2008	2007	Change	% Change
Selling and Marketing Expenses	$756,548	$448,778	307,770	69%

Sales and marketing expenses include selling costs, salaries and related taxes and benefits, marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  As a percentage of revenues during the three months ended March 31, 2008, we increased selling and marketing costs, when compared to the same periods of the prior year, to help develop our homebuilding business, increase awareness of our brand through advertising, public relations, and community marketing initiatives and sell our existing inventory.

We expect sales and marketing expenses to increase substantially as we continue to ramp up our homebuilding business and develop our green building strategy and corporate branding.

Interest and Other Expense and Income

	Three Months Ended March 31
	2008	2007	Change	% Change
Loss on fair value of derivatives	$-	$-	-	0%
Interest expense - convertible debt	214,690	209,375	5,315	3%
Interest discount expense - convertible debt	139,587	75,179	64,408	86%
Interest expense - land and development loans	420,160	334,461	85,699	26%
Interest income and misc income	(65,763)	(47,857)	(17,906)	37%
Total interest and other expense and income	$708,674	$571,158	137,516	24%

	Six Months Ended March 31
	2008	2007	Change	% Change
Loss on fair value of derivatives	$-	$5,076,957	(5,076,957)	-100%
Interest expense - convertible debt	420,939	418,681	2,258	1%
Interest discount expense - convertible debt	279,174	456,527	(177,353)	-39%
Interest expense - land and development loans	987,901	461,537	526,364	114%
Interest income and misc income	(158,958)	(77,993)	(80,965)	104%
Total interest and other expense and income	$1,529,056	$6,335,709	(4,806,653)	-76%

 Interest expense for land and development loans increased by approximately $86,000 for the three months ended March 31, 2008 over the same period in 2007.  The increase is attributable to our determination to expense, rather than to capitalize, interest related to property temporarily not under development. In addition discount expense for the convertible debt increased due to the adoption of FSP 00-10-2.

Interest and other income increased approximately $18,000 for the three months ended March 31, 2008 over the same period in 2007. The increase consisted of interest earned on the cash raised in our May 2007 public offering as well as cash equivalents and immaterial amounts of miscellaneous other income.

Financial Condition and Capital Resources

Liquidity

At March 31, 2008 we had approximately $9.8 million in cash and cash equivalents. We completed a public offering of our common stock in May 2007, resulting in net proceeds to us of approximately $14 million.

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Centura Bank, as administrative agent.  Green Builders have guaranteed the obligations of Wilson Family Communities under the Credit Facility.  The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed by us and the agent.  Our obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

 The initial maturity date for the Credit Facility is June 29, 2008.  The facility will be reviewed by our syndicate of banks and renewed for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in our financial condition, operations, business or management shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount. We are currently evaulating the amount of capital needed for the next renewal term of the facility and anticipate that we will reduce the line of credit to $30 million.  As of March 31, 2008, the Credit Facility has loaned approximately $12.4 million and issued an $118,000 letter of credit.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%.  We are charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. We may elect to prepay the Credit Facility at any time without premium or penalty.  Quarterly principal reductions are required during the final 12 months of the term.

The Credit Facility contains customary covenants limiting our ability to take certain actions, including covenants that

•	affect how we can develop our properties;

•	limit the ability to pay dividends and other restricted payments;

•	limit the ability to place liens on its property;

•	limit the ability to engage in mergers and acquisitions and dispositions of assets;

•	require the Company to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);

•
prohibit the ratio of debt (excluding convertible debt) to equity (including convertible debt) from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter; and

•	require the Company to maintain working capital of at least $15,000,000

•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;

•	the inaccuracy of a representation or warranty when made;

•	the failure to observe or perform covenants or agreements;

•	an event of default beyond any applicable grace period with respect to any other indebtedness;

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	any loan document, or any lien created thereunder, ceases to be in full force and effect;

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

We are currently out of compliance with the terms of the Borrowing Base Agreement under the Credit Facility due to the total number of completed speculative homes that were included in the definition of “eligible property” as of March 31, 2008 and are operating under a wavier which expires July 1, 2008. Per the Borrowing Base Agreement, we may not exceed more than 12% of the total borrowing base available for homes then included in homes defined as “eligible property.” “Eligible Property” is defined as homes that meet the requirements of the borrowing base agreement for financing under the Master Line and calculation of borrowing availability. We are investigating various solutions to become compliant with our syndicate of banks. If we are unable to comply with any one or more of these financial covenants, and are unable to obtain a waiver for the noncompliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt required to repay.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover monthly operating expenses, sales, marketing, general and administrative costs will deplete cash.   Due to current market conditions and slower than expected home and land sales, we may need to additional capital to support future growth and current operations for the next twelve months.

Capital Resources

We have raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007.  The Company entered into a $55 million revolving Credit Facility.  We are currently evaulating the amount of capital needed for the next renewal term of the facility.  We anticipate that we will reduce the line of credit to be $30 million.

Due to a change in market conditions discussed above and a longer than expected acceleration of homebuilding operations, our financial projections have changed.  We are considering selling tracts of commercial and residential land in order to achieve profitability.   If we are not able to sell tracts of land, we expect that we will incur significant losses in 2008.  Due to current market conditions and slower than expected home and land sales, we may need to raise additional capital to support future growth and current operations for the next twelve months.

 Land and homes under construction comprise the majority of our assets. These assets could suffer devaluation if the housing and real estate market for central Austin suffers a significant downturn.  Our debt secured by our real estate holdings might then be called which may require us to liquidate assets to satisfy our debt obligations.  A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

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

Municipal Utility and Water District Reimbursements

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2.  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases.  It can take several years before the assessed value is sufficient to provide sufficient tax revenue for us to recapture its costs. At this time, we estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through March 31, 2008 at such time as each District issues its first bond issue.  We have completed Phase 1 for the Rutherford West project and have approximately $980,000 of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by the District.  We anticipate the first reimbursement will be approximately $500,000 in December 2008. When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different to the actual facts, it could have a material effect on the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and heading activities. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Our annual report on Form 10-K for the transition period ended September 30, 2007 described various risk factors applicable to our business in Part I, Item 1 “Risk Factors”.   The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Form 10-K or those described below could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

We were required to obtain a waiver of non-compliance with certain covenants under our borrowing base agreement.  In the event that we are not able to regain compliance with the covenant and the lender declines to waive our non-compliance in the future, we may be required to repay amounts under the line of credit which could harm our business.

We are currently out of compliance with the terms of our Borrowing Base Agreement due to the total number of completed speculative homes that were included in the definition of “eligible property” as of March 31, 2008 and we are operating under a wavier which expires July 1, 2008.  Pursuant to the Borrowing Base Agreement, we may not exceed more than 12% of the total borrowing base available for homes then included in homes defined as “eligible property.” Eligible property is defined as homes that meet the requirements of the borrowing base agreement for financing under the Master Line and calculation of borrowing availability. The Company is investigating various solutions to become compliant with the syndicate of banks. If we are unable to comply with any one or more of these financial covenants and are unable to obtain a waiver for the non-compliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility could be accelerated in full. We may not have or may not be able to obtain sufficient funds to satisfy all repayment obligations. If we are unable to repay these obligations our business would suffer.

If we are unable to generate sufficient cash from operations or secure additional borrowings or raise additional capital, we may find it necessary to curtail our development activities.

Our performance continues to be substantially dependent on future cash flows from real estate financing and sales and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our current and future properties. If we are unsuccessful in obtaining adequate loans or in generating positive cash flows, we could be forced to sell equity securities to raise additional funds.  There is no assurance that such financing would be available or if the terms of which would be acceptable to us.  This could require us to abandon some of our development activities, including the development of sub-divisions and entitling of land for development; forfeit option fees and deposits; default on loans; violate covenants with our current lenders and convertible note holders thereby putting us in default; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Item 3.   Controls and Procedures

Our management, including our principal executive officer and our principal accounting officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2008, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that the information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2008.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On May 13, 2008, our Board of Directors approved our new Bylaws.  The Bylaws were implemented following our reincorporation from Nevada to Texas and the change in our corporate name from Wilson Holdings, Inc. to Green Builders, Inc.  In addition to these changes, Section 4.03 was added clarifying our ability to remove directors for cause and Sections 4.16 through 4.26 were updated to conform with Texas law regarding indemnification matters.

For a complete description of the Bylaws of Green Builders, Inc. adopted by our Board of Directors, please see Exhibit 3.1 hereto and our proxy statement for our annual meeting of shareholders held April 3, 2008.

Item 6.    Exhibits

Exhibit No.	Description
3.1*	Bylaws of Green Builders, Inc.
3.2	Certificate of Formation dated April 3, 2008 (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-k dated April 3, 2008 and incorporated herein by reference)
3.3	Certificate of Amendment dated April 3, 2008 (filed as Exhibit 3.2 to the 8-k and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) and incorporated herein by reference)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BUILDERS, INC.

May 15, 2008	By:	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
3.1*	Bylaws of Green Builders, Inc.
3.2	Certificate of Formation dated April 3, 2008 (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-k dated April 3, 2008 and incorporated herein by reference)
3.3	Certificate of Amendment dated April 3, 2008 (filed as Exhibit 3.2 to the 8-k and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) and incorporated herein by reference)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith