Form 10QSB
period 2008-06-30
GREEN BUILDERS, INC
filed 2008-08-14
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number: 000-23819
———————————

GREEN BUILDERS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	76-0547762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

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

  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of August 13, 2008, the registrant had 23,135,539 shares of common stock, par value $0.001, outstanding.

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

ii

Item 1.      Financial Statements

GREEN BUILDERS, INC.
Consolidated Balance Sheets
As of June 30, 2008 and September 30, 2007
	(Unaudited)
	June 30, 2008	September 30, 2007

Cash and cash equivalents	$4,802,649	13,073,214
Restricted cash	179,401	-
Inventory
Land and land development	39,008,507	32,463,411
Homebuilding inventories	9,863,849	2,843,704
Total inventory	48,872,357	35,307,116
Other assets	983,254	729,471
Debt issuance costs, net of amortization	1,087,459	1,265,218
Equipment and software, net of accumulated depreciation and amortization of $66,882 and $32,294, respectively	291,563	232,357
Total assets	56,216,682	50,607,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	1,994,504	1,404,151
Accrued real estate taxes payable	755,459	405,060
Accrued liabilities and expenses	453,320	215,372
Accrued interest	233,170	464,809
Deferred revenue	-	159,381
Notes payable and lines of credit	30,232,825	20,638,358
Subordinated convertible debt, net of $2,826,459 and $3,245,220 discount, respectively	13,673,541	13,254,780
Total liabilities	47,342,818	36,541,911

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	27,874,211	27,040,304
Retained deficit	(19,023,483)	(12,997,976)
Total stockholders' equity	8,873,864	14,065,464
Commitments and contingencies	-	-
Total liabilities and stockholders' equity	$56,216,682	50,607,375

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Nine Months Ended June 30,

	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Homebuilding and related services	$2,754,424	320,000	3,238,934	2,150,165
Land sales	709,345	1,064,178	2,474,693	2,471,048
Total revenues	3,463,769	1,384,178	5,713,627	4,621,213

Cost of revenues:
Homebuilding and related services	2,540,740	206,038	2,946,298	1,549,091
Land sales	544,997	2,001,031	1,476,536	3,250,409
Total cost of revenues	3,085,738	2,207,069	4,422,835	4,799,500

Gross profit:
Homebuilding and related services	213,684	113,962	292,636	601,074
Land sales	164,347	(936,853)	998,157	(779,360)
Total gross profit	378,031	(822,891)	1,290,793	(178,287)

Costs and expenses:
Corporate general and administration	964,714	1,547,094	3,594,672	3,528,582
Sales and marketing	637,455	284,259	1,394,003	733,038
Total costs and expenses	1,602,169	1,831,353	4,988,675	4,261,620
Operating loss	(1,224,138)	(2,654,244)	(3,697,882)	(4,439,907)
Other income (expense):
Loss on fair value of derivatives	-	-	-	(5,076,957)
Interest and other income	110,788	102,386	269,746	180,379
Interest expense	(909,356)	(763,911)	(2,597,370)	(2,100,655)
Total other expense	(798,568)	(661,525)	(2,327,624)	(6,997,233)
Net loss	$(2,022,707)	(3,315,769)	(6,025,506)	(11,437,140)
Basic and diluted loss per share	$(0.09)	(0.16)	(0.26)	(0.61)

Basic and diluted weighted average common shares outstanding	23,135,539	20,568,871	23,135,539	18,777,011

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,025,506)	(11,437,140)
Non cash adjustments:
Loss on fair value of derivatives	-	5,076,957
Amortization of convertible debt discount	418,761	777,990
Amortization of debt issuance costs	177,759	191,689
Stock-based compensation expense	758,907	399,909
Services provided without compensation by principal shareholders	75,000	-
Depreciation and amortization	332,805	61,398
Loss on land option purchase		1,254,968
Adjustments to reconcile net loss to net cash used in operating activities:		-
Increase in total inventory	(13,565,241)	(5,552,323)
Increase in other assets	(553,264)	(234,895)
Increase in accounts payable	590,353	264,282
Increase in real estate taxes payable	350,399	418,161
Increase in accrued expenses	237,947	286,936
Increase in restricted cash	(179,401)	-
Decrease in deferred revenue	(159,381)	9,821
Increase (decrease) in accrued interest	(231,639)	186,830
Net cash used in operating activities	(17,772,501)	(8,295,417)
Cash flows from investing activities:
Purchase of fixed assets	(92,530)	(24,057)
Cash paid for Green Builders, Inc	-	(32,919)
Net cash used in investing activities	(92,530)	(56,976)
Cash flows from financing activities:
Issuances (repayments) of notes payable and lines of credit, net	9,594,466	1,496,481
Proceeds from issuance of subordinated conv debt	-	250,000
Common stock sales, net of transaction costs	-	13,739,347
Cash paid for debt issuance costs	-	(41,172)
Net cash provided by financing activities	9,594,466	15,444,656
Net decrease in cash and cash equivalents	(8,270,565)	7,092,263
Cash and cash equivalents at beginning of period	13,073,214	8,803,777
Cash and cash equivalents at end of period	$4,802,649	15,896,040
Cash paid for interest	$2,574,671	1,717,088
Cash paid for income taxes	$-	-
Non cash in financing activities:
Assets and Liabilities acquired from Green Builders, Inc.
Accounts Receivable	$-	2,900
Accounts Payable	$-	6,190
Issuance of common stock for notes payable, cancellation of notes payable in exchange for cancellation of subordinated debt	$-	250,000

See accompanying notes to the consolidated financial statements.

 (1)          Organization and Business Activity

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc, a Nevada corporation.  Effective April 4, 2008, Wilson Holdings, Inc., a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the American Stock Exchange.

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

The consolidated financial statements and the notes of the Company for the three months and nine months ending June 30, 2008 and 2007 have been prepared by management without audit pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the September 30, 2007 audited financials statements contained in the Company’s Annual Report on 10-KSB for the transitional period from January 1, 2007 to September 30, 2007.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

The Company has restricted cash of $179,401 with a financial institution as part of a letter of credit issued for Georgetown Village development.

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

(e)           Municipal Utility and Water District Reimbursements

The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through June 30, 2008.  The Company has completed Phase 1 for the Rutherford West project and has approximately $980,000 of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  The Company anticipates the first reimbursement will be approximately $500,000 in March 2009.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance. The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different to the actual reimbursements, it could have a material effect on our financial statements.

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

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at June 30, 2008 and 2007 because the effect would be anti-dilutive as summarized in the table below:

	June 30,
	2008	2007
Stock options	1,616,148	1,710,000
Common stock warrants	1,143,125	1,143,125
Subordinated convertible debt warrants	8,250,000	8,375,000
Total	11,009,273	11,228,125

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtainscontrol over another business.  SFAS 141R is effective for business combinations that close on or after December 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  SFAS 160 is effective for the Company’s fiscal year beginning December 1, 2009. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning December 1, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

 (3)         Liquidity and Capital Resources

Liquidity

At June 30, 2008, the Company had approximately $4.9 million in cash and cash equivalents. The Company completed a public offering of common stock in May 2007, resulting in net proceeds of approximately $14 million.

On June 29, 2007, Green Builders entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank) as administrative agent.  The Credit Facility allows the Company to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by the Company and the agent.  The Company’s obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

On June 23, 2008, the Company entered into an Agreement to Modify the Loan Documents. The Modification Agreement modified the terms of the Loan Agreement by reducing the loan commitment amount from $55 million to $30 million, changing the guarantor under the loan from Wilson Holdings, Inc. (our predecessor entity) to the Company, and modifying certain limitations under the Loan Agreement.

The initial maturity date for the Credit Facility was June 29, 2008.  On July 2, 2008, the Company entered into a Second Agreement to Modify Loan Documents.  The Modification Agreement modified the terms of the Loan Agreement by (i) extending the loan termination date from June 29, 2008 to August 29, 2008, (ii) forbearing our non-compliance with (A) the existing Spec Home limitation set forth in the Loan Agreement and (B) the developed lot limitation set forth in the Loan Agreement, both through August 29, 2008, and (iii) clarifying that in spite of such non-compliance that we will continue to be entitled to borrow funds pursuant to the Loan Agreement.  No payments were made in consideration for the Modification Agreement.

The facility will be reviewed by our syndicate of banks and renewed for successive monthly periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in the financial condition, operations, business or management of Green Builders shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount.  As of June 30, 2008, the Credit Facility has loaned the Company approximately $15.8 million and has issued a $179 thousand letter of credit.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%, with a floor of 5.5%.  The Company is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. The Credit Facility may be prepaid without premium or penalty.  Quarterly principal reductions will be required during the final 12 months of the term.

The Company’s growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover monthly operating expenses, our sales, marketing, general and administrative costs will deplete cash. To maintain its liquidity, the Company has financed the majority of its land and development activities with debt, and believes it can continue to do so in the future through a combination of conventional and subordinated convertible debt, joint venture financing, sales of selected lot positions, sales of land and lot options.  The Company may be required to raise additional capital and/or enter into joint ventures to support growth and operations for the next twelve months.

Capital Resources

The Company has raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007. The Company also has a $30 million revolving Credit Facility mentioned previously.

Due to current conditions in the market, the Company has seen a slowdown in revenue from home and lot sales.  The Company anticipates that it will incur significant losses in 2008.  Due to current market conditions and slow home and land sales, the Company may need to raise additional capital and/or enter into joint ventures to support future growth and current operations for the next twelve months.  See risk factors below.

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

(4)           Inventory

The Company’s land inventory includes real estate held for sale or under development and earnest money on land purchase options. Construction in progress includes development costs, prepaid development costs, and development costs on land under option but not owned. Homebuilding inventory represents speculative homes under construction.  The Company expects the homebuilding inventory to increase as it continues to build in its current communities and as it looks to build in additional communities.

Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $695,000 at June 30, 2008 and September 30, 2007, of which approximately $645,000 is non-refundable if the Company does not exercise the option and purchase the land.

As of June 30, 2008 the Company owned approximately 1,191 acres of unfinished acreage.   The Company completed Section 9 of Georgetown Village in June 2008.  In addition, the Company completed Phase 1 in Rutherford West in 2007 and Phase 6 in Georgetown Village in 2006.

In April 2007, 10 acres of the Company’s Highway 183 project was condemned by the State of Texas.  In July 2007 the Company received final judgment from the State of Texas and received proceeds of approximately $410,000 for the condemned land.  The Company sold and closed the remaining 5 acres in December 2007 for approximately $190,000.

Effective July 2007, the Company temporarily suspended development of phases 2 through 5 of Rutherford West.  From that date, all interest costs related to holding this property has been recorded as an expense.

Below is a summary of the property completed, owned or under contract by the Company at June 30, 2008:

Property	Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Project Costs at June 30, 2008 (in thousands)	Texas County
Rutherford West	42	521	n/a	12,268	Hays
Georgetown Village	135	119	419	10,282	Williamson
Villages of New Sweden	-	521	-	10,955	Travis
Elm Grove	83	30	31	5,349	Hays
Other land projects	-	-	-	155
Sub-total land	260	1,191	450	39,009
Homebuilding inventory	13	-	-	9,864
Total inventory	273	1,191	450	48,872

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2007:

Property	Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Project Costs at Sept. 30, 2007 (in thousands)	Texas County
Rutherford West	54	521	n/a	$12,369	Hays
Highway 183	-	5	n/a	113	Travis
Georgetown Village	50	149	419	6,199	Williamson
Villages of New Sweden	-	521	-	10,716	Travis
Elm Grove	-	30	61	3,011	Hays
Other land projects	-	-	-	55
Sub-total land	104	1,226	480	$32,463
Homebuilding inventory	-	-	-	2,844
Total inventory	104	1,226	480	$35,307

 (5)          Consolidation of Variable Interest Entities

At December 31, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), because the Company has a significant, but less than controlling, interest in certain entities also party to the homebuilder agreements. The results of these clients have been consolidated into its financial statements for the three and nine months ended June 30, 2007.

On June 19, 2007, the Company purchased one of its VIEs, Green Builders, Inc, now a wholly owned subsidiary of the Company, and commenced homebuilding operations under the name Green Builders.  The Company ceased providing services to its homebuilder clients and terminated its relationship with its final homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which the Company had guaranteed the loans.  There was no consolidation of VIEs for the three months and nine months ended June 30, 2008.

Below is a summary of the effect of the consolidation of these entities for the three months ended June 30, 2007.

	Three Months Ended June 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	1,080,288	320,000	(a)	(16,110)	1,384,178
Expenses
Cost of Revenues	2,001,031	222,148	(a)	(16,110)	2,207,069
General, administrative, sales and marketing	1,758,571	83,912	(b)	(11,130)	1,831,353
Costs and expenses before interest	3,759,602	306,060		(27,240)	4,038,422
Operating income/(loss)	(2,679,314)	13,940		11,130	(2,654,244)

(a)	Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

Below is a summary of the effect of the consolidation of these entities for the nine months ended June 30, 2007.

	Nine Months Ended June 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	2,819,127	2,150,165	(a)	(348,079)	4,621,213
Expenses
Cost of Revenues	3,343,802	1,811,265	(a)	(355,567)	4,799,501
General, administrative, sales and marketing	3,928,446	377,949		(44,774)	4,261,620
Costs and expenses before interest	7,272,248	2,189,214		(400,341)	9,061,121
Operating income/(loss)	(4,453,121)	(39,049)		52,262	(4,439,908)

(b)	Eliminates WFC revenues in VIE expenses, eliminates VIE expenses in WFC.

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

The following table presents segment operating results before taxes for the three months ended June 30, 2008 and 2007:

	2008			2007
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$2,754,424	709,345	3,463,769	320,000	1,064,178	1,384,178
Costs and expenses:	-	-
Cost of revenues	2,540,740	544,997	3,085,738	206,038	2,001,031	2,207,069
Selling, general and administrative	1,101,337	500,832	1,602,169	1,198,281	633,072	1,831,353
Loss on fair value of derivatives	-	-	-	-	-	-
Interest & other income	(60,933)	(49,854)	(110,788)	(47,648)	(54,738)	(102,386)
Interest expense	202,138	707,218	909,356	276,853	487,058	763,911
Total costs and expenses	3,783,282	1,703,193	5,486,475	1,633,524	3,066,423	4,699,947
Loss before taxes	$(1,028,858)	(993,849)	(2,022,707)	(1,313,524)	(2,002,245)	(3,315,769)
Segment Assets	$14,207,313	42,009,369	56,216,682	9,907,341	39,697,025	49,604,366
Capital expenditures	$18,460	2,051	20,511	9,878	-	9,878

The following table presents segment operating results before taxes for the nine months ended June 30, 2008 and 2007:

	2008			2007
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$3,238,934	2,474,693	5,713,627	2,150,165	2,471,048	4,621,213
Costs and expenses:				-	-
Cost of revenues	2,946,298	1,476,536	4,422,835	1,549,092	3,250,408	4,799,501
Selling, general and administrative	3,361,690	1,626,985	4,988,675	2,686,503	1,575,118	4,261,620
Loss on fair value of derivatives	-	-	-	-	5,076,957	5,076,957
Interest & other income	(148,360)	(121,386)	(269,746)	(59,648)	(120,731)	(180,379)
Interest expense	623,655	1,973,715	2,597,370	1,251,365	849,290	2,100,655
Total costs and expenses	6,783,283	4,955,851	11,739,134	5,427,312	10,631,042	16,058,354
Loss before taxes	$(3,544,349)	(2,481,158)	(6,025,506)	(3,277,147)	(8,159,994)	(11,437,141)
Segment Assets	$14,207,313	42,009,369	56,216,682	9,907,341	39,697,025	49,604,366
Capital expenditures	$83,277	9,253	92,530	147,344	(67,050)	80,294

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

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continues to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, for the nine months ended June 30, 2008, the Company has recorded $75,000 as compensation expense and credited equity for three months of services recorded at fair market value. On May 13, 2008, the consulting agreement was re-instated and Ms. Wilson will be paid $10,000 per month for a maximum of 12 months.  The company paid Audrey Wilson $5,000 for the nine months ended June 30, 2008.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, our President and Chief Executive Officer.  The company paid Wilson Roofing approximately $50,000 and $266,000 for the three and nine months ended June 30, 2008.  Management believes that services were provided at fair market value.

(8)           Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company plans to enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own before it exercises its option agreement.   In the next twelve months, the Company has a land option takedown for Phase 3 of Elm Grove Development in December 2008.   The purchase price of the land is $1.26 million, of which the Company has $400,000 in earnest money already down.  The Company anticipates financing the purchase through a land loan with its credit facility with RBC.

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

	2008	2009	2010	2011	2012
Lease obligations	$38,754	$152,001	$17,097	$240	$240

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

Pursuant to the consulting agreement, during the consulting term Mr. Khurana will (i) review and provide comments on the Company’s periodic filings with the Securities and Exchange Commission, (ii) advise the Company on its Sarbanes-Oxley Act compliance and implementation efforts,  (iii) advise the Company regarding financing and joint venture matters, and (iv) transition his responsibilities to the Vice President of Finance of the Company.  During the consulting term, Mr. Khurana will receive a consulting fee of $11,500 per month and all his unvested options to purchase the Company’s common stock vested in full on October 31, 2007.

(9)	Indebtedness

Revolving Credit Facility

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent.  The Credit Facility allows the Company to obtain revolving credit loans and provides for the issuance of letters of credit.   Green Builders has guaranteed the obligations of Wilson Family Communities under the Credit Facility. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed to by the Company and the agent.  The Company’s obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

On June 23, 2008, the Company entered into an Agreement to Modify Loan Documents. The Modification Agreement modified the terms of the Loan Agreement by reducing the loan commitment amount from $55 million to $30 million, changing the name of the guarantor under the loan from Wilson Holdings, Inc. (our predecessor entity) to the Company, and modifying certain limitations under the Loan Agreement.

The initial maturity date for the Credit Facility was June 29, 2008.  On July 2, 2008, the Company entered into a Second Agreement to Modify Loan Documents.  The Modification Agreement modified the terms of the Loan Agreement by (i) extending the loan termination date from June 29, 2008 to August 29, 2008, (ii) forbearing our non-compliance with (A) the existing Spec Home limitation set forth in the Loan Agreement and (B) the developed lot limitation set forth in the Loan Agreement, both through August 29, 2008, and (iii) clarifying that in spite of such non-compliance that we will continue to be entitled to borrow funds pursuant to the Loan Agreement.

The facility will be reviewed by our syndicate of banks and renewed for successive monthly periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in the financial condition, operations, business or management of Green Builders shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount.  As of June 30, 2008, the Credit Facility has loaned the Company approximately $15.8 million and has issued a $179,000 letter of credit.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%, with a floor of 5.5%.  The Company is charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. The Credit Facility may be prepaid without premium or penalty.  Quarterly principal reductions will be required during the final 12 months of the term.

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

•	require the Company to maintain working capital of at least $15,000,000; and

•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes.

An event of default will occur under the credit facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the credit facility;

•	the inaccuracy of a representation or warranty when made;

•	the failure to observe or perform covenants or agreements;

•	an event of default beyond any applicable grace period with respect to any other indebtedness;

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	a condition where any loan document, or any lien created thereunder, ceases to be in full force and effect;

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the credit facility, then the lenders may: (1) terminate their commitments under the credit facility; (2) declare any outstanding indebtedness under the credit facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

The Company is currently out of compliance with the terms of the Borrowing Base Agreement due to the total number of completed speculative homes that were included in the “eligible property” as of June 30, 2008.  The loan agreement requires that the Company may not exceed more than 12% of the total borrowing base available for homes then included in homes defined as “eligible property.” “Eligible Property” is defined as homes that meet the requirements of the borrowing base agreement for financing under the Master Line and calculation of borrowing availability.  The Company is also not in compliance with its developed lot loan covenant.  The loan agreement requires that not more than twenty percent (20%) of the “eligible property” owned by Borrower shall consist of developed lots.  The Company is operating under a waiver for both covenants; the waiver expires August 29th, 2008.   In addition, the Company is not in compliance with an additional developed lot and land covenant.  The loan agreement requires that not more than seventy percent (70%) of the company’s tangible assets be in the form of developed lots and land. We are currently in discussions with our lenders regarding this matter and we expect that our lenders will waive our non-compliance with this covenant until such time as we enter into an extension and amendment of our Credit Facility. If the Company is unable to comply with any one or more of these financial covenants, and is unable to obtain a waiver for the non-compliance, the Company could be precluded from incurring additional borrowings and its obligation to repay indebtedness outstanding under the facility could be accelerated in full. The Company can give no assurance that in such an event, it would have or be able to obtain sufficient funds to satisfy all repayment obligations.

The above description of the material terms of the credit facility is not a complete statement of the parties’ rights and obligations with respect to such transactions. The above statements are qualified in their entirety by reference to the Borrowing Base Loan Agreement executed in connection with the credit facility, a copy of which is filed with the Company’s Form 10-QSB for the quarterly period ending June 30, 2007.  Amendments to these agreements were filed as exhibits to the Company’s Current Reports on Form 8-K filed June 23, 2008 and July 3, 2008.

The following schedule lists the Company’s notes payable and lines of credit balances at June 30, 2008 and September 30, 2007:

	In Thousands	Rate	Maturity Date	6/30/2008	9/30/2007
a	Line of Credit, $3 million, development	Prime+.50%	Mar-1-08	$-	472
b	Notes payable, land	12.50%	Mar-1-09	4,700	4,700
c	Notes payable, seller financed	7% & Prime + 2%	Oct. 2010/11	2,475	2,475
d	Notes payable, land	12.50%	Mar-1-09	7,300	7,300
e	Notes payable, development	Prime+.50%	Feb-1-10	-	1,502
f	Notes payable, land and development	Prime+3.00%	Feb-1-09	-	1,440
g	Line of Credit, $30 million facility, land, land development, and homebuilding	Prime+.25%	Aug-31-08	15,758	2,749
i	2005 $10 million, Subordinated convertible notes, net of discount of $393 thousand and $459 thousand, respectively	5.00%	Dec-1-12	9,606	9,541
j	2006 $6.50 million, Subordinated convertible notes, net of discount of $2,433 and $2,786 thousand respectively	5.00%	Sep-1-13	4,067	3,714
		Total		$43,906	33,893

(a)                In March 2006 the Company secured a $3.0 million line of credit development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan was secured by property being developed totaling approximately 32.6 acres located in Williamson County.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $30 million credit facility

 (b)               In March 2007, the Company secured a $4.7 million term land loan maturing March 2009.  The loan is secured by land of 534 acres located in eastern Travis County. The interest rate on the loan is 12.5%, with interest payable monthly.  The loan has no financial covenants.

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

(e)                In February 2007 the Company obtained a development loan of approximately $4.6 million. The loan matures on February 1, 2010 and requires quarterly interest payments and principal pay downs as lots are sold. The loan is secured by the property being developed at an interest rate of prime plus 0.50%.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $30 million credit facility

 (f)                In February 2007 the Company obtained a development loan of approximately $3.1 million to develop approximately 30 acres. The loan has an interest rate of prime plus 3.00%, with interest payable monthly. The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with our $30 million credit facility.

 (g)               In June 2007 the Company established a $55 million credit facility with a syndicate of banks.  In June 2008 the credit facility was reduced to $30 million.  The Company currently has approximately $15.8 million in borrowing for land and home construction.

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

The net effect of the change increased the net carrying amount of the subordinated convertible debt and eliminated the derivative liabilities. There was also an increase of $4.8 million in total stockholders’ equity.  During the year ended December 31, 2006, the Company recognized approximately $8.5 million of loss on fair value of derivatives related to the subordinated convertible debt. For the nine months ended June 30, 2007, the Company recognized a loss of $5,076,957 on fair value of derivates related to the subordinated convertible debt.  Under the new FSP EITF 00-19-2 the derivatives were eliminated and hence there will no longer be gains and losses related to the current subordinated convertible debt.

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

Subordinated Convertible Note at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
Notional balance	$10,000,000	10,000,000
Unamortized discount	(393,772)	(459,400)
Subordinated convertible debt balance, net of unamortized discount	$9,606,228	9,540,600

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

Convertible Note at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
Notional balance	$6,500,000	6,500,000
Unamortized discount	(2,432,687)	(2,785,820)
Subordinated convertible debt balance, net of unamortized discount	$4,067,313	3,714,180

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

The Company had 883,852 shares of common stock available for future grants under the Stock Option Plan at June 30, 2008.  Compensation expense related to the Company’s share-based awards for the three months ended June 30, 2008 and 2007 was approximately $83,000 and $165,000, respectively.  For the nine months ended June 30, 2008 and 2007 the Compensation expense related to the Company’s share-based awards was approximately $759,000 and $400,000, respectively.

Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the three months ended June 30, 2008, the Company issued options to purchase 45,000 shares of common stock at an exercise price of $0.86 per share which was equal to the closing price of our common stock as reported on the American Stock Exchange on the date of grant. Using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 4.64%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor.  Based on these assumptions, management estimated the fair market value of the grants to be $0.48 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the three months and nine months ended June 30, 2008 are as follows:

		Range of
	Share Roll	Exercise Prices	Weighted Avg
	Forward	(1)	Exc Price
Balance September 30, 2007	1,835,000	$1.65-3.25	$2.50
Granted	230,000	$0.91-1.78	$1.50
Forfeited	(411,667)	$0.93-3.25	$1.82
Balance March 31, 2008	1,653,333	$0.91-3.25	$2.54
Grants	45,000	$0.86	$0.86
Forfeited	(82,185)	$0.86-3.25	$1.92
Balance June 30, 2008	1,616,148	$0.86-3.25	$2.52

(1) For each option, the exercise price per share was equal to the closing price of our common stock as reported on the American Stock Exchange on the date of grant.

The following is a summary of options outstanding and exercisable at June 30, 2008:

Outstanding			Vested
Weighted
Average
Number of Shares	Weighted Average	Weighted		Remaining	Weighted
Subject to Options	Remaining Contractual Life	Average	Number of	Contractual	Average
Outstanding	(in years)	Exercise Price	Vested Shares	Life (in years)	Exercise Price
1,616,148	6.03	$ 2.52	1,127,647	4.84	2.70

At June 30, 2008, there was approximately $781,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan.  In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.

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

Historically our business plan was focused on the acquisition of undeveloped land that we believe, based on our understanding of population growth patterns and infrastructure development, is strategically located.  This portion of our business focus has required, and is expected to continue to require, the majority of our financial resources.  The Company is actively pursing placing its land positions into joint ventures to limit that amount of capital required for these assets.  We have funded these acquisitions primarily with bank debt and cash from capital raises.  In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  We commenced homebuilding activities in June 2007.  We believe that as the central Texas economy expands, the strategic land purchases, land development activities and homebuilding activities will enable us to capitalize on the new growth centers we expect will be created.

A primary focus of our business has been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the market for homes and in the homebuilding industry both nationally and to a lesser extent locally, during the second quarter of 2007 and continuing through August 2008, demand for finished lots by national homebuilders is and we expect will continue to be significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our new homebuilding business (described below).  We believe retaining some of our lots for use in homebuilding activities will allow us to generate homebuilding revenue to replace revenue from the loss of sales of these finished lots.  We will continue to pursue lot sales contracts with both national and regional builders.

In June 2007 we purchased Green Builders, Inc. and commenced our homebuilding operations under that name.  We are in the process of developing the Green Builders brand.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  Our home designs will be selected and prepared for each of our markets based on local community tastes and the preferences of homebuyers. Substantially all of our construction work will be performed by subcontractors who will be retained for specific subdivisions pursuant to contracts entered in 2007 and 2008.  We intend to build homes on the majority of the lots we currently have under development and sell those finished homes.  In order to expand the business and increase home closings in future years, we have entered into a purchase lot contract that would allow us to purchase finished lots beginning in fiscal year 2009.  Furthermore, we are currently negotiating with other developers to enter into agreements that would give us the option to purchase additional finished lots in the future.

Although central Texas has been less affected than other areas, national real estate trends have an impact on home buyers and lenders and we believe that sales of new homes in our market will continue to decline in fiscal year 2008.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.  Due to current market conditions, we believe that we will see a reduction in revenue from home and lot sales in fiscal 2008.  We are considering selling tracts of commercial and residential land in order to raise additional cash.

We are actively pursing entering into joint venture arrangements with other land developers and builders in order to preserve cash in case the slowdown continues to impact our business for a long time.

Results of Operations

	Three Months Ended June 30
	2008	2007	Change	Change %
	(in thousands)
Revenues
Homebuilding and related services revenues	$2,754	$320	$2,434%	761
Land revenues	709	1,064	(355)	(33)
Gross Profit
Homebuilding and related services gross profit	214	114	100	88
Land gross profit	164	(937)	1,101	118
Costs & Expenses
Operating expenses	1,602	1,831	(229)	(13)
Operating Income (Loss)	(1,224)	(2,654)	1,430	54
Net Income (Loss)	$(2,023)	$(3,316)	$1,293%	39

	Nine Months Ended June 30
	2008	2007	Change	Change %
	(in thousands)
Revenues
Homebuilding and related services revenues	$3,239	$2,150	$1,089%	51
Land revenues	2,475	2,471	4	0
Gross Profit
Homebuilding and related services gross profit	293	601	(308)	(51)
Land gross profit	998	(779)	1,778	228
Costs & Expenses
Operating expenses	4,989	4,262	727	17
Operating Income (Loss)	(3,698)	(4,440)	742	17
Net Income (Loss)	$(6,026)	$(11,437)	$5,412%	47

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

Revenues - During the three months ended June 30, 2008, we had revenues from homebuilding of $2.8 million.  For the three months ended June 30, 2007, all of the homebuilding revenues were generated by one VIE consolidated into our operating results.  The increase in revenues was primarily due to our transition into homebuilding and away from providing services to homebuilder customers.

Gross Profit- Gross Profit on homebuilding and related services increased by $100,000 for the three months ended June 30, 2008, compared to the same period in 2007 due to the increase in sales during the period.  Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers.

           In June 2007 we acquired Green Builders and have commenced our homebuilding activities.  We plan to sell homes in the Austin, Texas area for prices ranging from $180,000 to $600,000.  For the three months ended June 30, 2008 we were actively building in three communities and had a total of 27 sales and 12 closings.  We have 12 completed speculative units, seven speculative units under construction, nine completed models, and 16 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.  Although we feel that the central Texas market is relatively strong, we believe that the turmoil in the mortgage market combined with national publicity of a potential recession has caused a lack of urgency for buyers.  As such, sales and sales revenues were lower than anticipated for the three months ended June 30, 2008 and we expect that they will continue to be slow throughout fiscal year 2008.  In accordance with these expected market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

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

Revenues –Revenue from the sale of land decreased 33% during the three months ended June 30, 2008 compared to the same period in 2007.  For the three months ended June 30, 2008, land sale revenues came from the sale of developed finished lots in the Georgetown Village project, located in the City of Georgetown, Texas.  The decrease compared to the same period in 2007 was primarily due to the decrease in land sales in the Rutherford West project.   In addition revenues declined due to the defaulting of a regional builder for a contract in the Georgetown Village project.

Gross Profit- Gross profit on land and land development increased by $1.1 million for the three months ended June 30, 2008 compared to the same period in 2007 due to previously written off expenses for the Bohl’s Tract in 2007.

We are considering selling tracts of undeveloped or developed land in order to increase revenue from the sale of land in 2008 to counteract the anticipated slowdown in revenue from homebuilding activity.  We anticipate that sales from developed lots will be slow in fiscal 2008 due to the decreased demand for finished lots from national homebuilders.

General and Administrative Expenses

	Three Months Ended June 30
Breakdown of G&A Expenses	2008	2007	Change	% Change
Salaries, benefits, payroll taxes and related emp. exps.	$378,841	$473,788	(94,947)	-20%
Stock compensation expense	83,272	165,000	(81,728)	-50%
Legal, accounting, auditing, and investor relations	114,968	222,658	(107,690)	-48%
Consultants	83,903	189,340	(105,437)	-56%
General overhead, including office expenses, insurance, and travel	241,479	404,500	(163,021)	-40%
Amortization of subordinated debt costs and transaction costs	62,385	91,808	(29,423)	-32%
Total G&A	$964,848	$1,547,094	(582,246)	-38%

	Nine Months Ended June 30
Breakdown of G&A Expenses	2008	2007	Change	% Change
Salaries, benefits, payroll taxes and related emp. exps.	$1,256,820	$1,081,318	175,502	16%
Stock compensation expense	758,907	399,909	358,998	90%
Legal, accounting, auditing, and investor relations	471,940	518,399	(46,459)	-9%
Consultants	224,709	251,913	(27,204)	-11%
General overhead, including office expenses, insurance, and travel	704,670	800,535	(95,865)	-12%
Amortization of subordinated debt costs and transaction costs	177,759	476,509	(298,750)	-63%
Total G&A	$3,594,805	$3,528,583	66,222	2%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes. During the three months ended June 30, 2008 and 2007, salaries, benefits, taxes and related employee expenses totaled approximately $379,000 and $474,000, respectively, and represented approximately 40% and 31%, respectively, of total general and administrative expenses for the periods. The decrease for the three months ended is due to an entry for a bonus accrual for $189,000 that was not paid out, offset by an increase in expenses for additional headcount to support the homebuilding business.

Stock compensation expense was approximately $83,000 and $165,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease in stock compensation expense for the three months June 30, 2008 was due to the acceleration of our former CFO’s stock option expense recognized in prior quarters.

Legal, accounting, audit and investor relations expense totaled $114,000 and $223,000 for the three months ended June 30, 2008 and 2007, respectively.  For the three months ended June 30, 2008, the decrease in legal, accounting, audit, and investor relations expenses was due to the expenses in prior quarter to set up our homebuilding business.

Consultant expenses were approximately $84,000 and $189,000 for the three months ended June 30, 2008 and 2007, respectively.  These expenses decreased due to a decrease in consulting services for the development of our homebuilding activities.

General overhead expenses, including rent, office expenses and insurance totaled $242,000 and $405,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease was due to approximately $175,000 write-down of assets relating to the termination of our homebuilder services client recorded in the three months June 30, 2007.

Amortization of subordinated convertible debt issuance costs and transaction costs was approximately $62,000 and $92,000 for the three months ended June 30, 2008 and 2007.  This decrease is attributable due to the adoption of FSP 00-10-2.

Selling and Marketing Expenses

	Three Months Ended June 30
	2008	2007	Change	% Change
Salaries and related employee expenses	$34,565	$14,963	19,602	131%
Advertising, public relations, and marketing	465,564	106,015	359,549	339%
Commisions and closing expenses	137,326	163,281	(25,955)	-16%
Selling and Marketing Expenses	$637,455	$284,259	353,196	124%

	Nine Months Ended June 30
	2008	2007	Change	% Change
Salaries and related employee expenses	$107,060	$101,366	5,694	6%
Advertising, public relations, and marketing	1,077,137	210,970	866,167	411%
Model expenditures		59,217	(59,217)	-100%
Commisions and closing expenses	209,806	361,484	(151,678)	-42%
Selling and Marketing Expenses	$1,394,003	$733,037	660,966	90%

Sales and marketing expenses include selling costs, salaries and related taxes and benefits, marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  The increase was due to increased marketing expenses to help develop our homebuilding business, increase awareness of our brand through development of our website, advertising, public relations, and community marketing initiatives and to sell our existing inventory.

We expect to see a decline in advertising, public relations, and marketing costs in the next twelve months due to the fact that the major start-up costs of building our brand through the website, through an advertising campaign, and public relations have been completed.

Interest and Other Expense and Income

	Three Months Ended June 30
	2008	2007	Change	% Change
Loss on fair value of derivatives	$-	$-	-	0%
Interest expense - convertible debt	206,258	210,313	(4,055)	-2%
Interest discount expense - convertible debt	139,587	321,464	(181,877)	-57%
Interest expense - land and development loans	563,511	232,134	331,377	143%
Interest income and misc income	(110,788)	(102,386)	(8,402)	8%
Total interest and other expense and income	$798,568	$661,525	137,043	21%

	Nine Months Ended June 30
	2008	2007	Change	% Change
Loss on fair value of derivatives	$-	$5,076,957	(5,076,957)	-100%
Interest expense - convertible debt	627,197	628,994	(1,797)	0%
Interest discount expense - convertible debt	418,761	777,991	(359,230)	-46%
Interest expense - land and development loans	1,551,412	693,671	857,741	124%
Interest income and misc income	(269,746)	(180,379)	(89,367)	50%
Total interest and other expense and income	$2,327,624	$6,997,234	(4,669,610)	-67%

 Interest expense for land and development loans increased by approximately $331,000 for the three months ended June 30, 2008 over the same period in 2007.  The increase is attributable to our determination to expense, rather than to capitalize, interest related to property temporarily not under development. In addition, discount expense for the convertible debt decreased due to the adoption of FSP 00-10-2.

Financial Condition and Capital Resources

Liquidity

On June 30, 2008 we had approximately $4.9 million in cash and cash equivalents. We completed a public offering of our common stock in May 2007, resulting in net proceeds to us of approximately $14 million.

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent.  The credit facility was reduced to $30 million in June 2008.  Green Builders has guaranteed the obligations of Wilson Family Communities under the Credit Facility.  The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed by us and the agent. Our obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

 The initial maturity date for the Credit Facility was June 29, 2008.  On July 2, 2008, we entered into an agreement to modify the loan documents and extend the maturity date to August 29, 2008.  The facility will be reviewed by our syndicate of banks and renewed for successive 12 month periods, so long as the following items have been satisfied:  no event of default shall exist, no material adverse effect in our financial condition, operations, business or management shall exist and extension fees in the amount determined by the agent and all costs associated incurred in connection with the proposed extension must be paid.  The final borrowing base calculation will be made twelve months prior to the termination of the Credit Facility and no borrowings may be made in excess of such amount. As June 30, 2008, the Credit Facility has loaned approximately $15.8 million and issued a $179,000 letter of credit.  We are not currently in compliance with certain of the covenants under the facility as describe in more detail below. Although we are currently negotiating with our banks, this non-compliance may cause the syndicate of banks not to renew this line of credit upon its maturity on August, 29, 2008.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%, with a floor of 5.5%.  We are charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. We may elect to prepay the Credit Facility at any time without premium or penalty. Quarterly principal reductions are required during the final 12 months of the term.

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

•	require the Company to maintain working capital of at least $15,000,000; and

•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes.

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;

•	the inaccuracy of a representation or warranty when made;

•	the failure to observe or perform covenants or agreements;

•	an event of default beyond any applicable grace period with respect to any other indebtedness;

•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;

•	any loan document, or any lien created thereunder, ceases to be in full force and effect;

•	the entry of a judgment greater than $1,000,000 that remains undischarged; or

•	a change of control.

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.

We are currently out of compliance with the terms of the Borrowing Base Agreement under the Credit Facility due to the total number of completed speculative homes and land and lot inventory that were included in the definition of “eligible property” as of June 30, 2008 and are operating under a wavier which expires August 29, 2008.  Per the Borrowing Base Agreement, we may not exceed more than 12% of the total borrowing base available for homes then included in homes defined as “eligible property.” “Eligible Property” is defined as homes that meet the requirements of the borrowing base agreement for financing under the Master Line and calculation of borrowing availability.  In addition, we are not in compliance with an additional developed lot and land covenant. The loan agreement requires that not more than seventy percent (70%) of our tangible assets be in the form of developed lots and land. We are currently in discussion with our lenders regarding this matter and we expect that our lenders will waive our non-compliance with this covenant until such time as we enter into an extension and amendment of our Credit Facility.  If we are unable to comply with any one or more of these financial covenants, and are unable to obtain a waiver for the noncompliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full. In addition, the banks may elect not to extend the term of the line of credit when it matures on August 29, 2008. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt required to repay.

In December 2005 and September 2006, we entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under our Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that our non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  We do not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  We have discussed our non-compliance with certain of the investors under the Securities Purchase Agreements but these Note holders have not initiated the process under the Securities Purchase Agreements that would allow them to accelerate our obligations under the Securities Purchase Agreements or take any other remedial action.  We intend to negotiate with all investors under our Securities Purchase Agreements to reach a mutually satisfactory resolution and we intend to cooperate with the Credit Facility lenders to regain compliance with the terms of the Credit Facility.

Our growth will require substantial amounts of cash for earnest money deposits, land purchases, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, our sales, marketing, general and administrative costs will deplete cash.   Due to current market conditions and slow home and land sales, we may need to additional capital and are actively looking into joint ventures to support future growth and current operations for the next twelve months.

Capital Resources

We have raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of the Company’s common stock completed in May 2007.  The Company entered into a $55 million revolving Credit Facility that was reduced to $30 million in June 2008.

Due to a change in market conditions discussed above and a longer than expected acceleration of homebuilding operations, our financial projections have changed.  We are considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.  We expect that we will incur significant losses in 2008.  Due to current market conditions and slow home and land sales, we may need to raise additional capital and are actively looking into entering joint ventures with our land to support future growth and current operations for the next twelve months.

 Land and homes under construction comprise the majority of our assets. These assets could suffer devaluation if the housing and real estate market for central Texas suffers a significant downturn.  Our debt secured by our real estate holdings might then be called which may require us to liquidate assets to satisfy our debt obligations.  A significant downturn could also make it more difficult for us to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

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

Municipal Utility and Water District Reimbursements

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2.  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases.  It can take several years before the assessed value is sufficient to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through June 30, 2008  We have completed Phase 1 for the Rutherford West project and have approximately $980,000 of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by the District.  We anticipate the first reimbursement will be approximately $500,000 in March 2009. When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.

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

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Our annual report on Form 10-KSB for the transition period ended September 30, 2007 described various risk factors applicable to our business in Part I, Item 1 “Risk Factors”.   The risks and uncertainties described in our Form 10-KSB are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Form 10-KSB could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

We were required to obtain a waiver of non-compliance with certain covenants under our borrowing base agreement.  In the event that we are not able to regain compliance with the covenant and the lender declines to waive our non-compliance in the future, we may be required to repay amounts owed under the line of credit and additional amounts owed under our securities purchase agreements, which could harm our business.

We are currently out of compliance with the terms of our Borrowing Base Agreement due to the total number of completed speculative home and developed lots that were included in the definition of “eligible property” as of June 30, 2008 and we are operating under a wavier which expires August 29, 2008. In addition, we are not in compliance with an additional developed lot and land covenant.  The loan agreement requires that not more than seventy percent (70%) of our tangible assets be in the form of developed lots and land.  We are currently in discussions with our lenders regarding this matter and we expect that our lenders will waive our non-compliance with this covenant until such time as we enter into an extension and amendment of our Credit Facility.  If we are unable to comply with any one or more of these financial covenants and are unable to obtain a waiver for the non-compliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility could be accelerated in full. We may not have or may not be able to obtain sufficient funds to satisfy all repayment obligations. If we are unable to repay these obligations our business would suffer.

Our non-compliance with the Borrowing Base Agreement may trigger cross-defaults under our Securities Purchase Agreements.  In December 2005 and September 2006, we entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under our Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that our non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  We do not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  We have discussed our non-compliance with certain of the investors under the Securities Purchase Agreements but these Note holders have not initiated the process under the Securities Purchase Agreements that would allow them to accelerate our obligations under the Securities Purchase Agreements or take any other remedial action.  We intend to negotiate with all investors under our Securities Purchase Agreements to reach a mutually satisfactory resolution and we intend to cooperate with the Credit Facility lenders to regain compliance with the terms of the Credit Facility.  If we are unable to negotiate successfully with the Securities Purchase Agreement investors and/or are unable to regain compliance with the terms of the Credit Facility, all amounts due under the Securities Purchase Agreements may be accelerated.  We would be unable to pay such amounts and our business would suffer.

If we are unable to generate sufficient cash from operations or secure additional borrowings or raise additional capital, we may find it necessary to curtail our development activities.

Our performance continues to be substantially dependent on future cash flows from real estate financing and sales and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our current and future properties. If we are unsuccessful in obtaining adequate loans or in generating positive cash flows, we could be forced to sell equity securities to raise additional funds.  There is no assurance that such financing would be available or that the terms of the financing would be acceptable to us.  This could require us to abandon some of our development activities, including the development of subdivisions and entitling of land for development; forfeit option fees and deposits; default on loans; violate covenants with our current lenders and convertible note holders thereby putting us in default; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Item 3.    Controls and Procedures

Our management, including our principal executive officer and our principal accounting officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2008, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that the information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended June 30, 2008.

As disclosed in our Annual Report on Form 10-KSB for the transitional period from January 1, 2007 to September 30, 2007, Arun Khurana transitioned from his role as our principal financial officer to a consulting role with the company.

We will be required to be in compliance with Sarbanes Oxley Section 404 certification requirements relating to internal controls for the fiscal year ended September 30, 2008.  We have recently commenced our homebuilding operations.  We have also recently implemented a new enterprise-wide information technology system.  We are continuing to work with our Audit Committee to implement internal controls due to the above noted activities.  Any failure to develop adequate these internal controls would be likely to result in a material weakness in our internal control.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Submission of Matters to a Vote of Security Holders

On April 3, 2008, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

Proposal 1:            Election of Directors.

Name	Total Votes For Director	Total Votes Withheld From Director

Clark N. Wilson	21,837,338	100
Victor Ayad	21,837,338	100
Jay Gouline	21,837,338	100
Sidney Christopher Ney	21,837,338	100
Barry Williamson	21,837,338	100

Proposal 2:            Approval of the reincorporation of the Company in Texas.

Total Votes For Proposal 2	Total Votes Against Proposal 2	Total Votes Abstaining From Proposal 2

18,871,986	1,000	100

Proposal 3:           Amendment to the Company’s Certificate of Formation to change the name of the Company to Green Builders, Inc.

Total Votes For Proposal 3	Total Votes Against Proposal 3	Total Votes Abstaining From Proposal 3

21,757,416	79,922	100

Proposal 4:           Ratification of the appointment of PMB Helin Donovan, LLP as independent auditors for the fiscal year ending September 30, 2008.

Total Votes For Proposal 4	Total Votes Against Proposal 4	Total Votes Abstaining From Proposal 4

21,836,095	1,234	100

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Agreement to Modify Loan Documents (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 23, 2008 and incorporated herein by reference)
10.2	Consulting Agreement by and between the Company and Audrey Wilson, dated May 13, 2008.
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) and incorporated herein by reference)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BUILDERS, INC.

August 14, 2008	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer

EXHIBIT INDEX
LIST OF EXHIBITS

Exhibit No.	Description
10.1	Agreement to Modify Loan Documents (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 23, 2008 and incorporated herein by reference)
10.2	Consulting Agreement by and between the Company and Audrey Wilson, dated May 13, 2008.
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-140747) and incorporated herein by reference)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002