Form 10KSB
period 2008-09-30
GREEN BUILDERS, INC
filed 2008-12-23
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008.

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23819

GREEN BUILDERS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	76-0547762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

8121 Bee Caves Rd., Austin, TX	78746
(Address of Principal Executive Offices)	(Zip Code)
512-732-0932
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NYSE Alternext

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

☒ Yes  No  ☐

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

☐ Yes   ☒  No

State issuers revenues for its most recent fiscal year. $8,993,205

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on December 22, 2008 was approximately $1,483,672 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s common stock).

As of December 22, 2008 the registrant had 23,135,539 outstanding shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for Green Builders, Inc. (“we,” “us,” or the “Company”) contains forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial conditions or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Whenever we refer in this filing to “Green Builders,” “the Company,” “we,” “us,” or “our,” we mean Green Builders, Inc., a Texas corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), GB Operations, Inc., a Texas corporation (“Green Builders”) and its predecessor company, Athena Equity Partners (“Athena”).  All references in this report to “$” or “dollars” are to United States of America currency.  References to “fiscal 2008” means our fiscal year ended September 30, 2008 and references to “fiscal 2009” means our fiscal year ending September 30, 2009.

PART I

Item 1.  Description of Business

Overview

Green Builders, Inc. is a real estate development and homebuilding company.  We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We are currently building energy efficient homes in Austin, Texas.  We make it a priority to fully embrace sustainable building practices and to use earth-friendly products and materials whenever possible.

Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Green Builders, Inc., a Delaware corporation, a majority of its stockholders, Wilson Family Communities, Inc., a Delaware corporation (“WFC”) and Wilson Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, WFC and Wilson Acquisition Corp. merged and WFC became our wholly-owned subsidiary.

Our financial statements are presented on a going concern basis.  We have experienced significant losses for the fiscal year ended September 30, 2008, and continue to generate negative cash flows from operations.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern will depend upon our ability to restructure our existing debt.  Failure to restructure would result in a depletion of our available funds.

Industry Overview

The real estate industry continued to deteriorate during fiscal 2008 as consumer confidence declined, the availability of home mortgage credit tightened significantly, the lines of credit available for businesses decreased, and the economy continued to slow down.  In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand.  We believe that the homebuilding and land development market will continue to be challenging throughout fiscal 2009.

The real estate industry is fragmented and highly competitive.  We compete with numerous developers, builders and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential lots.  Additionally we compete with local, regional and national homebuilders in the sale of new homes, and with homebuilders and developers for raw materials, skilled labor, and to obtain financing on commercially reasonable terms.  Most of our competitors have substantially greater financial resources than we do, as well as much larger staffs.

Strategy

Our business has been significantly impacted by the continued deterioration of the real estate industry.  We believe that real estate market conditions will continue to be challenging and may deteriorate further in fiscal 2009.  During this downtown our current strategy will be to strengthen our financial condition and balance sheet by reducing debt where possible.  We are also working to reduce our costs where possible through reductions in labor force, homebuilding direct costs, general and administrative and sales and marketing costs.  Our business strategy is currently focused on the below segments:

•	Homebuilding and related services;
•	Land acquisition, development and related services; and
•	Green remodeling

Homebuilding and Related Services

Our strategy is to build affordable, sustainable homes that deliver significant energy and cost savings in home maintenance and operation.  Green building today is most often thought of in terms of products and technology.  True green building demands an integrated approach to the entire business from land planning and plan design to administration procedures and field processes.  We have been nationally recognized and won awards including the 2008 NAHB Green Builder Award Winner for Single Family Affordable Home of the Year and the 2008 Texas Association of Builder’s Star Award for Green Builder Advocate of the Year.  We start the homebuilding process by implementing green practices and products that are both affordable, and work together as a system to deliver a sustainable value for the customer.  In our homebuilding activities, we follow earth-friendly and efficient processes such as:

•	considering employees’ attitude and awareness of efficiency in their work space, processes and daily routines;

•
day to day operations are conducted by fully integrated systems that include wireless field communications including real time scheduling updates, auto-pay approval and variance purchase order request;

•	system set up to do centralized purchasing, estimating and accounting if operations are expanded into additional markets;
•	partnering with vendors and trades in the field to eliminate waste, and create earth-friendly processes and procedures for job sites that are efficient and mutually beneficial;
•	incorporating sustainable building practices and energy-saving systems that respond to the demands of a particular environment in a specific region;
•	emphasizing job-site awareness, supervision and communication pursuing earth-friendly procedures;
•	exploring earth-friendly options for consumer choice, efficient applications and implementations;
•	emphasizing lot and site considerations, home orientations, sustainable lot improvements, low-maintenance landscaping and energy, water, green materials and methods;
•	verifying our homes using third party certifications that includes Energy Star model green home building; and
•	using environmentally-friendly products.

Land Acquisition and Development

Historically our plan for land development was to secure land based on our understanding of population growth patterns and infrastructure development.  Due to the current deterioration of the real estate industry and economy we are focusing on improving our balance sheet and leverage by reducing land positions where possible.  We are in active negotiations to dispose of some of our current assets, including but not limited to deed in lieu of foreclosure of some land positions.

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

Green Remodeling

In November 2008 we expanded our services to include the “green” remodeling of existing homes.  We have taken a comprehensive approach to engaging in the green remodeling business and offer customers a “one-stop” process for updating their existing home with a focus on energy efficiency. Our green remodeling program currently caters to existing homeowners in the Austin, Texas area who want to reduce home energy demands and utility bills, lessen home maintenance costs and increase the comfort of their home.  According to McGraw Hill, the green remodeling marketplace is projected to grow to $200 billion in the next two years.  Initially we anticipate that a substantial portion of our construction work will be performed by subcontractors.  By subcontracting out the work, there is limited additional capital required to enter this business line.  We also feel that entering into remodeling will help us supplement revenue during this slowdown in the real estate industry.  To date we have received numerous energy audit requests and are reviewing the results and discussing the next steps with our customers.  We have not received any revenues from remodeling operations and we expect to see initial revenues from remodeling operations in fiscal 2009.

Current Market and Current Properties

Our current activities are in the geographical central Texas area, which we define as encompassing the Austin Metropolitan Statistical Area.  This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

Details of the properties we own or have options to purchase are set forth below:

Name of Project	Date Purchased/ Optioned	Location	Finished Lots	Approximate Undeveloped Acreage	Approximate Acreage Under Option
Rutherford West	June 30, 2005	Northern Hays County, Texas, Hays Independent School District	39	538	-
Georgetown Village	August 22, 2005	The City of Georgetown, Texas, Georgetown Independent School District	126	119	419
Villages of New Sweden	October 18, 2005	Eastern Travis County, Texas, Pflugerville Independent School District	-	522	-
Elm Grove	December 15, 2005	The City of Buda, Texas, Hays Independent School District	72	30	30

Rutherford West – Rutherford West is a residential community located southwest of Austin. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  We commenced the development of this project in October 2006.  We have completed development on a total of 58 lots in Phase 1.  We currently have 39 lots remaining in Phase 1.  The developed finished lots are financed through a lot development loan as part of our $30 million line of credit.  We own 538 acres of undeveloped land.  This land is financed through a land loan.  The loan is secured by the land and is guaranteed by Green Builders.  In September 2008 we stopped making interest payment for this loan.  We are currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.

Georgetown Village – Georgetown Village is a mixed use master-planned development in Williamson County, located north of Austin, Texas in Georgetown.  We purchased the land for this project pursuant to an option contract in August 2005.  Under the option contract we are required to purchase a minimum of 30 acres per year through 2017.  We own approximately 119 acres of undeveloped land as of September 30, 2008.  We commenced the development of this project in January 2006.  We have completed development on a total of 120 lots in Section 6 and 100 lots in Section 9.  We have 126 lots remaining in Section 6 and Section 9.  Both Section 6 and Section 9 developed lots are financed through a lot development loan as part of our $30 million line of credit.  In addition the undeveloped land is financed through our existing $30 million line of credit.

Villages of New Sweden – New Sweden is a master planned, mixed-use community which includes single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space in the Pflugerville, Texas school district.  We purchased the land for this project in October 2005 with a combination of bank financing, seller financing and cash on hand.  The property is pledged as collateral for a $4.7 million land loan and seller-financed notes totaling $2.5 million. The $4.7 million land loan is guaranteed by Green Builders.  The interest rate on the land loan is 12.5% with interest payable monthly.  The interest payments on the seller-financed notes are fixed at 7% for approximately $1.9 million of the notes and at the higher of 7% or prime plus 2% for the remaining $600 thousand.  In September 2008 we stopped making interest payments for this project.  We are currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.

Elm Grove – Elm Grove is a residential project located south of Austin, Texas in the city of Buda.  The master plan includes single-family residential and open green space all within walking distance to Elm Grove elementary school.  We acquired the first phase of land for this project in December 2006 with a combination of bank financing and cash on hand.  Development of this project commenced May 2007.  We have completed development on a total of 105 lots in Phase 1.  We have 72 lots remaining in Phase 1.  The developed finished lots are financed through a lot development loan as part of our $30 million line of credit.  We own 30 acres of undeveloped land.  In addition the undeveloped land is financed through our existing $30 million line of credit.

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

The costs for these services are determined by the District.  These tap fee and monthly service costs are in addition to the developer-funded creation, operating and infrastructure costs described above.

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

We currently have the community of Villages of New Sweden planned that is within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West planned in Greenhawe Water Control and Improvement District No. 2. We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts. Also, in the case of Greenhawe Water Control and Improvement District No. 2, we have paid for property set aside by us for the preservation of endangered species and that District will reimburse those costs from future District bond sales, too. Under reimbursement agreements with each of these Districts, we expect to be reimbursed partially for the above-described developments costs. The Districts will issue bonds from time to time, in installments, to repay us as there is sufficient assessed value of property in each District to enable it to issue bonds to raise funds to repay us while maintaining a reasonable tax rate so as not to impair continued development within the District. As homes are constructed within the District, the assessed value increases. It can take several years before there is enough assessed value to recapture the costs. At this time, we estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through September 2008 at such time as each District issues its first bond issue. Usually a District issues its first bond issue only after completion of construction of approximately 200 houses.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1 million of Water Control and Improvement District reimbursements included in inventory that we anticipate we will collect from bond issuances made by the district.   When the reimbursements are received they will be recorded as reductions in the related asset’s balance. To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on the financial statements.

Regulation

The residential homebuilding and land development industries are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

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

Employees

On September 30, 2008, we had 18 full time employees. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Company History

We are a Texas corporation formerly known as Wilson Holdings, Inc, a Nevada corporation.  Effective April 4, 2008, we completed our reincorporation pursuant to the Plan of Conversion as approved by our shareholders at our 2008 annual meeting.  As part of the reincorporation, a new Certificate of Formation was adopted and our corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of our common stock.  We have been using the name “Green Builders” in our regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, our common stock began trading under the symbol “GBH” on the NYSE Alternext, formerly the American Stock Exchange.

Effective October 11, 2005 pursuant to an Agreement and Plan of Reorganization dated as of September 2, 2005 by and among Green Builders, Inc., a Delaware corporation, a majority of its stockholders, Wilson Family Communities, Inc., a Delaware corporation (“WFC”) and Wilson Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, WFC and Wilson Acquisition Corp. merged and WFC became our wholly-owned subsidiary.

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

Risks Related to Our Business

Our ability to sustain operations is dependent upon our ability to obtain additional capital.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for a going concern uncertainty on our financial statements as of September 30, 2008. Our ability to continue as a going concern is heavily dependent upon our ability to restructure our existing debt agreements and obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we are unsuccessful in obtaining adequate loans or raise additional capital, this could require us to abandon some of our development activities, including the development of subdivisions and entitling of land for development; forfeit option fees and deposits; default on loans; violate covenants with our current lenders and convertible note holders thereby putting us in default; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Our current operating business has a limited operating history and revenues

In October 2005, we acquired Wilson Family Communities, Inc. which has a limited operating history.  In addition, we commenced our homebuilding operations in June 2007.  While members of our management team have extensive experience in real estate development and homebuilding, our company has a limited operating history and there is no assurance that we will be successful.  Accordingly, our business is subject to substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry.  Through September 30, 2008, our company has incurred cumulative net losses of approximately $28 million.

There can be no assurance that we will be able to successfully acquire, develop and/or market land, build homes, generate revenues, or ever operate on a profitable basis. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in a company with unknown costs, expenses, competition, and other problems to which new ventures are often subject. Investors should not invest in our company unless they can afford to lose their entire investment.

We are operating under a line of credit with our lenders that has expired pursuant to its terms.  In addition, we are not in compliance with certain covenants under the line of credit and were required to obtain a waiver of such non-compliance that has also expired.  In the event that we are not able to regain compliance with the covenant or the lender declines to waive our non-compliance in the future, we may be required to repay amounts owed under the line of credit and additional amounts owed under our securities purchase agreements, which could harm our business.

Our line of credit agreement has expired and we are negotiating a new line of credit with certain lenders under the existing line of credit but there can be no assurance that these negotiations will be successful.  In addition, one of the lenders under our existing line of credit was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named Receiver therefore we do not know if we will be able to draw on our existing line from this lender or be forced to accelerate payment of our existing indebtedness to this lender.  We are out of compliance with certain covenants under the terms of the line of credit.  We are seeking to obtain a waiver for the non-compliance of the covenants.  If we are unable to obtain a waiver for the non-compliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility could be accelerated in full. We may not have or may not be able to obtain sufficient funds to satisfy all repayment obligations. If we are unable to repay these obligations our business would suffer.

Our non-compliance with the terms of the line of credit could trigger cross-defaults under our Securities Purchase Agreements.  In December 2005 and September 2006, we entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under our Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that our non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  We do not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  We have discussed our non-compliance with certain investors under the Securities Purchase Agreements but these Note holders have not initiated the process under the Securities Purchase Agreements that would allow them to accelerate our obligations under the Securities Purchase Agreements or take any other remedial action.  We intend to negotiate with all investors under our Securities Purchase Agreements to reach a mutually satisfactory resolution and we intend to cooperate with the Credit Facility lenders to regain compliance with the terms of the credit facility and negotiate a new credit facility.  If we are unable to negotiate successfully with the Securities Purchase Agreement investors and/or are unable to regain compliance with the terms of the credit facility or enter into a replacement facility, all amounts due under the Securities Purchase Agreements may be accelerated.  We would be unable to pay such amounts and our business would suffer.

We have incurred a significant amount of debt but will require additional substantial capital to continue to pursue our operating strategy.

We had approximately $3.7 million in cash and cash equivalents at September 30, 2008.  We have $30.2 million in borrowings as of September 30, 2008.  Approximately $16.4 million of this amount was borrowed at interest rates of prime plus 0.50% to 2.00% that adjust in relation to the prime rate. If the prime rate were to significantly increase, we will be required to pay additional amounts in interest under these notes and line of credit and our financial results could suffer.

We have also issued and sold an aggregate of $16.5 million in principal amount of convertible promissory notes since December 2005. These notes bear interest at a fixed rate of 5.0% per annum, with the principal amount of such notes convertible into shares of our common stock at the rate of one share per $2.00 of principal, which conversion rate is subject to proportionate adjustment for stock splits, stock dividends and recapitalizations as well as an anti-dilution adjustment which will apply if we sell shares of our common stock in the future at a price per share of less than $2.00, provided that such conversion rate may not be reduced below a rate of one share of common stock for each $1.00 of note principal.

Our growth plans will require substantial amounts of cash for earnest money deposits, land purchases, development costs and interest payments, and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, costs associated with our sales, marketing and general and administrative activities will deplete cash. Our articles of incorporation contain no limits on the amount of indebtedness we may incur.

Land and homes under construction comprise the majority of our assets. These assets have suffered devaluation due to the downturn in the housing and real estate market. Our debt might then be called, requiring liquidation of assets to satisfy our debt obligations or the use of our cash. A significant downturn has also made it more difficult for us to liquidate assets, to raise cash and to pay off debts, which could have a material adverse effect.

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

During the recent time of high demand in the homebuilding industry, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages that involve significantly lower initial monthly payments. As a result, new homes have been more affordable in recent years. However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers have defaulted on their payments and have had their homes foreclosed, which has increased the inventory of homes available for resale. In addition, if lenders perceive deterioration in credit quality among homebuyers, lenders may eliminate some of the available non-traditional financing products or increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. In general, if mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it could become more difficult or costly for customers to purchase our homes, which would have an adverse affect on our sales volume.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins.

We face significant competition in our efforts to sell homes.

The homebuilding industry is highly competitive. We compete with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.  Many of our competitors have greater financial resources and are less leveraged than us, which may position them to compete more effectively on price.  We also compete with the resale of existing homes, including foreclosed homes, sales by housing speculators and available rental housing.

We have incurred a significant amount of debt and our ability to repay this debt could be significantly impacted by the market for new hones.

We have incurred significant amounts of debt to finance the purchase of land for development and to fund our operations.  Land and homes under construction comprise the majority of our assets and these assets are less valuable due to the downturn in the housing and real estate market.  In addition, due to this downturn the rate at which we have sold new homes has been significantly slower than we have anticipated.  The interest and principal repayment obligations of our capital structure have required us to try to renegotiate our existing agreements with certain of our lenders.  If we are unable to renegotiate these agreements and if the weakness in housing and real estate market continues, we may be unable to repay our debt obligations on time or at all.

We may seek additional credit lines to finance land purchases and development costs.

Through September 30, 2008, we have closed on four major land development projects. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, and acquire acreage tracts and pay for certain land development activities costing several million dollars. This amount includes the development of land, including costs for the installation of water, sewage, streets and common areas. In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits.

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

Our real estate activities have to date been conducted almost entirely in the central Texas region, which we define as encompassing the Austin Metropolitan Statistical Area. This geographic concentration, combined with a limited number of projects that we plan to pursue, make our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

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

We have made the decision to be very selective in our immediate growth plans and we may need to seek joint venture partners for both future and existing land transactions. While joint ventures by their very nature tend to have a lower pure dollar margin they also transfer risk to the joint venture entity thus helping preserve the viability of our company. However, to the extent that we undertake joint ventures to develop properties or conduct our business, we may be liable for all obligations incurred by the joint venture, even though such obligations may not have been incurred by us, and our share of the potential profits from such joint venture may not be commensurate with our liability. Moreover, we will be exposed to greater risks in joint ventures should our co-ventures’ financial condition become impaired during the term of the joint venture, as creditors will increasingly look to our company to support the operations and fund the obligations of the joint venture.

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

We are a small company with finance and accounting organization that we believe is of appropriate size to support our current operations; however, the rigorous demands of being a public reporting company may lead to a determination that our finance and accounting group is undersized. In addition, our President and Chief Executive Officer is our majority shareholder and controls the company. He also has significant control over our daily operations and we are required to implement proper and effective controls and procedures due to the extent of his control over the company. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the  Sarbanes-Oxley Act of 2002 and in fiscal 2008 we will be required to comply  with the Section 404 of the Sarbanes-Oxley Act which will require us and our  independent public accounting firm to report on the effectiveness of our  internal controls over financial reporting. The requirements of these laws and  the rules and regulations promulgated there under entail significant accounting, legal and financial compliance costs, and have made, and will  continue to make, some activities more difficult, time consuming or costly and  may place significant strain on our personnel, systems and  resources. We may be required to increase the size of our finance and accounting group or to retain consultants to assist us with  our Sarbanes-Oxley Section 404 compliance which may be a significant expense and we will incur additional fees with our independent public accounting firm.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is dependent on Clark N. Wilson, our Chief Executive Officer and the founder of WFC, to provide the necessary leadership to execute our growth plans. Although we have a key-man life insurance policy for Mr. Wilson, the loss of the services of Mr. Wilson or the inability to attract or retain qualified personnel in the future or delays in hiring required personnel will impede our ability to become profitable.

Our growth strategy to expand into new geographic areas poses risks.

Our current strategy is to expand our business into new geographic areas outside of the central Texas region. We will face additional risks if we expand our operations in geographic areas or climates in which we do not have experience, including:

•	adjusting our land development methods to different geographies and climates;
•	obtaining necessary entitlements and permits under unfamiliar regulatory regimes;
•	attracting potential customers in a market in which we do not have significant experience; and
•	the cost of hiring new employees and increased infrastructure costs.

We may not be able to successfully manage the risks of such an expansion, which could have a material adverse effect on our revenues, earnings, cash flows and financial condition.  If we are not able to obtain additional capital or financing we may not be able to expand into additional geographic areas.

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

The federal financial institution agencies recently issued their final Interagency Guidance on Nontraditional Mortgage Products. This guidance applies to credit unions, banks and savings associations and their subsidiaries, and bank and savings association holding companies and their subsidiaries. Although the guidance does not apply to independent mortgage companies, it likely will affect the origination operations of many mortgage companies that broker or sell nontraditional mortgage loan products to such entities. This guidance could reduce the number of potential customers who could qualify for loans to purchase homes from us and others.

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

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws to eliminate or substantially reduce these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Risks Related to Investment in Our Securities

Our company is a holding company, and the obligations of our company are subordinate to those of our operating subsidiary.

Our company is a holding company with no material assets other than our equity interest in our wholly owned subsidiary, Wilson Family Communities, or WFC. WFC conducts substantially all of our operations and directly owns substantially all of our assets. WFC also has entered into a credit facility to finance the purchase of some of our land holdings and this credit facility is secured by the assets of WFC.  The holding company structure places any obligations of Green Builders subordinate to those of our operating subsidiary, WFC. Therefore, in the event of liquidation, creditors of WFC would be repaid prior to any distribution to the stockholders of Green Builders. After the repayment of all obligations incurred by WFC and the repayment of all obligations of Green Builders, any remaining assets could then be distributed to Green Builders as the holder of all shares of common stock of WFC and subsequently would be distributed among the holders of our common stock.

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

We issued $16.5 million in convertible notes and if these notes are converted into shares of common stock, or if the warrants issued in conjunction with such notes are exercised, our stockholders would suffer substantial dilution.

In December 2005 and September 2006, we issued convertible promissory notes which may be converted, at the election of the holders of the notes, into shares of our common stock at a conversion price of $2.00 per share. In conjunction with these note financings, we also issued warrants to the purchasers which have vested and to the placement agent evidencing the right to purchase an aggregate of 1,143,125 shares of our common stock at an exercise price of $2.00 per share. While the holders of these notes and warrants have not indicated to us that they plan to convert their notes into, or exercise their warrants for, shares of our common stock, in the event they elect to do so we would be required to issue up to 8,250,000 additional shares of our common stock in conversion of the notes and 1,143,125 shares of our common stock upon exercise of the warrants, which would be dilutive to our existing stockholders. Each convertible note is convertible into shares of our common stock at the option of the holder. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An anti-dilution adjustment in the conversion price, and the corresponding rate at which the convertible notes may be converted into shares of our common stock, also is triggered upon the issuance of certain equity securities or equity-linked securities with a conversion price, exercise price or share price of less than $2.00 per share, provided that the conversion price cannot be lower than $1.00 per share.

Our common stock is currently trading below $1.00 per share.  The NYSE Alternext (formerly the American Stock Exchange) may delist our common stock in the event the closing bid price of our common stock continue to be  below $1.00 per share.

Although the NYSE Alternext does not have specific requirements regarding the closing bid price of shares traded on that exchange, in the event that the closing bid price of our stock remains below $1.00 the NYSE Alternext has the discretion to delisted our stock.  Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

Our stock price may make it difficult to raise capital through the sale of our common stock.

Our common stock has recently traded below $1.00 per share.  Certain investors are limited in their ability to purchase shares of common stock of issuers that are below $1.00 per share which may limit our ability to raise additional capital through the sale of common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NYSE Alternext (formerly the American Stock Exchange) under the symbol “GBH.”

The following table represents the range of the high and low bid prices of our common stock as reported by the NYSE Alternext (formerly the American Stock Exchange) for prices since May 19, 2007 and the OTC Bulletin Board Historical Data Service for prices before May 19, 2007. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	12 Months Ended Sept. 30, 2008		12 Months Ended Sept. 30, 2007
	High	Low	High	Low
October 1st - December 31st	$2.00	$0.81	$6.00	$2.50
January 1st - March 31st	$1.35	$0.85	$6.25	$4.25
April 1st - June 30th	$1.50	$0.85	$5.25	$2.40
July 1st- September 30th	$1.20	$0.59	$2.65	$1.51

The last reported sale price of our common stock on the American Stock Exchange on December 22, 2008 was $0.23 per share. According to the records of our transfer agent, there were approximately 330 record holders of our common stock as of December 22, 2008.

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

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2008.

The following table provides information as of September 30, 2008 with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding warrants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,474,083	$2.52	1,025,917

Equity compensation plans not approved by security holders	-	-	-

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

Overview

We are a real estate development and homebuilding company.  We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We build energy efficient homes in Austin, Texas and we make it a priority to fully embrace sustainable building practices and to use earth-friendly products and materials.

Through fiscal 2008 our business was significantly impacted by the continued deterioration of the real estate and homebuilding industry.  Although central Texas has been less affected than other areas, national real estate trends have had a significant impact on home buyers and lenders and we believe that sales of new homes in our market will be stagnant or will continue to decline in fiscal 2009.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.

In June 2007 we purchased Green Builders, Inc. and commenced our homebuilding operations under that name.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  Substantially all of our construction work is performed by subcontractors who are retained for specific subdivisions pursuant to contracts entered in 2007 and 2008.  We intend to build homes on some of the lots we currently have completed and sell those as finished homes as well as continue to sell lots to other builders.  We are currently exploring options with other developers to enter into agreements that would give us the option to purchase additional finished lots in the future. In November 2008 we updated our homebuilding services to include “build on your lot”.  “Build on your lot”  allows customers to build our existing plans on lots that they own.

Prior to our acquisition of Green Builders, we were solely focused on the acquisition of undeveloped land that we believed, based on our research of population growth patterns and infrastructure development was strategically located.  We have funded these acquisitions primarily with bank debt and cash.   We currently have completed 220 lots in Georgetown Village, 105 lots in Elm Grove and 58 lots in Rutherford West.   This portion of our business focus has required the majority of our financial resources.  Due to the continued deterioration of the homebuilding industry and based on our current liquidity, we are currently in negotiations to dispose of some of our land positions including but not limited to deed in lieu of foreclosure of these assets.

In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  A focus of our business had been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the homebuilding industry both nationally and to a lesser extent locally, during the second quarter of 2007 and continuing through December 2008, demand for finished lots by national homebuilders is and we expect will continue to be significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our homebuilding business.  We believe that retaining some of our lots for use in homebuilding activities will allow us to generate homebuilding revenue to replace some of the revenue from the loss of sales of these finished lots.  We will continue to pursue lot sales contracts with both national and regional builders.

In November 2008 we expanded our services to include “green” remodeling of existing homes.  We have taken a comprehensive approach to engaging in the green remodeling business and offer customers a “one-stop” process for updating their existing home with a focus on energy efficiency.  Our green remodeling program currently caters to existing homeowners in the Austin, Texas area who want to reduce home energy demands and utility bills, lessen home maintenance costs and increase the comfort of their home.  Initially we anticipate that substantially all of our construction work will be performed by subcontractors.  By subcontracting out the work, there is limited additional capital required to enter this business line.   We also feel that entering into remodeling will help us supplement revenue during this slowdown in the real estate industry. To date we have received some energy audit requests and are reviewing the results and discussing the next steps with our customers.  We have not received any revenues from remodeling operations and we expect to see initial revenues from these operations during fiscal year 2009.

Comparison of Year Ended September 30, 2008 and Nine Months Ended September 30, 2007

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007	Change	Change %
	(in thousands)
Revenues
Homebuilding and related services revenues	$6,042	$1,295	$4,747	366%
Land revenues	2,951	3,149	(198)	-6%
Gross Profit
Homebuilding and related services gross profit	663	386	277	72%
Land gross profit	831	742	89	12%
Inventory impairments and land option cost write-offs	(5,888)	(1,280)	(4,608)	360%
Costs & Expenses
Operating expenses	6,987	4,468	2,519	56%
Operating Income (Loss)	(11,382)	(4,620)	(6,762)	146%
Net Income (Loss)	$(14,833)	$(6,556)	$(8,277)	126%

Results of Operations

Homebuilding and Related Services Revenues

Background – Homebuilding and related services revenue consists of revenue from home sales and from providing services to our homebuilder customers.  Prior to fiscal 2008, all home sales were generated by our homebuilder customers utilizing our homebuilder services.  We consolidate our homebuilder customers into our operating results based on accounting requirements according to FIN 46(R) and refer to these homebuilder customers as Variable Interest Entities, or VIEs.  We ceased providing services to homebuilder customers in August 2007.  In June 2007 we acquired Green Builders, Inc and have commenced our homebuilding activities.  We sell homes in the Austin, Texas area for prices ranging from $180,000 to $600,000.  For the year ended September 30, 2008 we had 68 home sales and 13 cancellations.  We had 26 home closings.  We have 13 completed speculative units, 1 speculative unit under construction, seven completed models, and 29 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.  We believe that the turmoil in the mortgage market combined with national publicity of a potential recession has caused a lack of urgency for buyers.  As such, sales and sales revenues were lower than anticipated for the year ended September 30, 2008 and we expect that they will continue to be slow throughout fiscal 2009.  In accordance with these expected market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

Revenues - During the year ended September 30, 2008, home sales accounted for approximately 67% of revenues.  For the nine months ended September 30, 2007 all of the homebuilding revenues were generated by one VIE consolidated into our operating results.  During the year ended September 30, 2008, home sales increased by approximately 366% from the nine months ended September 30, 2007, primarily due to the launch of our homebuilding division in June 2007.

Gross Profit- During fiscal year 2008 we reviewed our homebuilding inventory for impairments.  We determined that two communities, Rutherford West and Georgetown Village, had impairments.  Our assumption for revenue was based on current incentives that have been offered on our speculative units.  The Company recorded impairments of $547,000 and $77,000 for Rutherford West and Georgetown Village.  In addition we wrote off approximately $224,000 for earnest money and capitalized costs for homebuilding communities that we no longer plan to pursue.  Gross profit percentage before impairments decreased from 30% in 2007 to 11% in 2008 due to the additional incentives offered on our homes and the lower margin for homebuilding versus homebuilding services.

Land and Land Development

Background – Land sales revenue consists of revenues from the sale of undeveloped land and developed lots.  Developing finished lots from raw land takes approximately one to three years. In response to the slowdown in the national housing market and the reduction in demand for finished lots, we changed our strategy and have elected to use some of our developed lots for our own homebuilding operations.  We may still sell our lots to national, regional and local homebuilders that may purchase anywhere from five to one hundred or more lots at a time. The delivery of these lots would likely be scheduled over periods of several months or years.

Revenues –Revenue from the sale of land decreased 6% during the year ended September 30, 2008, compared to the nine months ended September 30, 2007.  The decrease compared to 2007 was primarily due to the decrease in land sales in the Rutherford West project.  In addition revenues declined due to the defaulting of a regional builder for an option contract in the Georgetown Village project.

Gross Profit- Gross profit on land and land development includes impairment charges of approximately $5 million for the year ended September 30, 2008.  Impairment charges include:

•	$3.5 million for land and development expenses capitalized on approximately 522 acres of land in New Sweden;

•	$859,000 for land and development expenses capitalized on approximately 538 acres of land in Rutherford West;

•	$838,000 for Rutherford West developed lots; and

•	$50,000 for earnest money for a land option contract which we will not pursue.

These impairment charges are offset by $240,000 of expenses incurred for Bohls Tract.  The majority of these expenses represent LUE fees that were reimbursed by the City.  We recorded the impairment charges for New Sweden and Rutherford West because we do not have the cash or a line of credit to develop these projects and we no longer have the ability to service the debt.

 For the nine months ended September 30, 2007 we wrote off pre-acquisition and earnest money expenses of $1.3 million for the Bohls Tract land option purchase of approximately 428 acres that we did not exercise.  Based on the deterioration in the real estate market, we concluded that we had adequate single-family lots, excluding this tract of land.

General and Administrative Expenses

Breakdown of G&A Expenses	Year Ended September 30, 2008	Nine Months Ended September 30, 2007	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$1,615,182	$1,196,630	$418,551	26%
Stock compensation expense	834,599	540,900	293,700	35%
Legal, accounting, auditing, consultants, and investor relations	958,219	951,772	6,447	1%
General overhead, including office expenses, insurance, and travel	857,211	686,725	170,486	20%
Loss on deconsolidation of VIEs		176,012	(176,012)	n/a
Amortization of subordinated debt costs and transaction costs	237,012	319,548	(82,536)	-35%
Total G&A	$4,502,223	$3,871,587	$630,636	15%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal and general office expenses and insurance.  During the year ended September 30, 2008 and nine months ended September 30, 2007, salaries, benefits, taxes and related employee expenses totaled approximately $1.6 million and $1.1 million, respectively, and represented approximately 36% and 31%, respectively, of total general and administrative expenses for the periods.  The increase for year ended is due to an increase in expenses for additional headcount for the launching of the homebuilding division through January 2008.  In January 2008 we had a reduction in force.  In addition, we had another reduction in force in September 2008.

Stock compensation expense was approximately $835,000 and $541,000 for the year ended September 30, 2008 and nine months ended September 30, 2007, respectively.  The increase in stock compensation expense was due to acceleration of the stock option expense for our former CFO.

Legal, accounting, audit, consulting and investor relation expense totaled $958,000 and $952,000 for the year ended September 30, 2008 and nine months ended September 30, 2007, respectively.  There was a loss of $176,000 for homebuilder services for the nine months ended September 30, 2007 due to indirect operating losses of variable interest entities that we incurred in 2007.

Amortization of subordinated convertible debt issuance costs was approximately $237,000 and $320,000 for the year ended September 30, 2008 and 2007, respectively.  The decrease of this expense is attributable to a prior year  adjustment due to the adoption of FSP 00-19-2.

Sales and Marketing Expenses

Sales and marketing expenses include selling costs, commissions, salaries and related taxes and benefits, finished inventory maintenance and property tax expense, marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  The increase was due to increased marketing expenses to help develop our homebuilding business, increase awareness of our brand through development of our website, advertising, public relations, and community marketing initiatives and to sell our existing inventory.

We expect to see a decline in advertising, public relations, and marketing costs in the next twelve months due to the fact that the major start-up costs of building our brand through the website, through an advertising campaign, and public relations have been completed.

 Impairment of Intangible Assets

We account for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.  During the year ended September 30, 2008 we recorded an impairment charge of approximately $293,000 related to the trademark name of Green Builders, Inc.

Interest Expense and Income

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007	Change	Change %
Interest expense - convertible debt	$833,450	$630,313	$203,137	32%
Interest discount expense - convertible debt	558,348	536,230	22,118	4%
Interest expense - land and development loans	2,357,559	1,060,690	1,296,869	122%
Interest income and misc income	(298,406)	(291,478)	(6,928)	2%
Total interest and other expense and income	$3,450,951	$1,935,755	$1,515,196	78%

Interest expense for land and development loans increased by approximately $1.3 million for the year ended September 30, 2008 over the same period in 2007.  The increase is attributable to expense of interest expense for property not under development.  In addition, discount expense for the convertible debt and loss on fair value of derivatives decreased due to the adoption of FSP 00-19-2.

Financial Condition and Capital Resources

Financial Condition and Capital Resources

Liquidity

On September 30, 2008 we had approximately $3.7 million in cash and cash equivalents. We completed a public offering of our common stock in May 2007, resulting in net proceeds to us of approximately $14 million.

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent.  IBC Bank and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  The Credit Facility was reduced to $30 million in June 2008.  The initial maturity date for the Credit Facility was June 29, 2008.  We entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms. Although WFC is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, the syndicate of banks has continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.  We were notified on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

Green Builders has guaranteed the obligations of Wilson Family Communities under the Credit Facility.  The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed by us and the agent.  Our obligations under the Credit Facility are secured by the assets of each subdivision that was to be developed with the proceeds of loans available under the Credit Facility.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%, with a floor of 5.5%.  We are charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. We may elect to prepay the Credit Facility at any time without premium or penalty. Quarterly principal reductions are required during the final 12 months of the term.

The Credit Facility contains customary covenants limiting our ability to take certain actions, including covenants that:

•	affect how we can develop our properties;
•	limit the ability to pay dividends and other restricted payments;
•	limit the ability to place liens on its property;
•	limit the ability to engage in mergers and acquisitions and dispositions of assets;
•	require us to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);
•
prohibit the ratio of debt (excluding convertible debt) to equity (including convertible debt) from exceeding (A) 1.75 to 1.0 prior to September 30, 2007, (B) 1.85 to 1.0 from September 30, 2007 until March 30, 2008 and (C) 2.0 to 1.0 thereafter;

•	require us to maintain working capital of at least $15,000,000; and
•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes.

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;
•	the inaccuracy of a representation or warranty when made;
•	the failure to observe or perform covenants or agreements;
•	an event of default beyond any applicable grace period with respect to any other indebtedness;
•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;
•	any loan document, or any lien created thereunder, ceases to be in full force and effect;
•	the entry of a judgment greater than $1,000,000 that remains undischarged; or
•	a change of control.

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.  We are currently out of compliance with the terms of the Borrowing Base Agreement under the Credit Facility.  We are not in compliance with the tangible net worth, the ratio of debt to equity, working capital, number of completed speculative homes and number of land and developed lot loans covenants.  If we are unable to obtain a waiver for the noncompliance our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt required to repay.

In December 2005 and September 2006, we entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under our Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that our non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  We do not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  We have discussed our non-compliance with certain investors under the Securities Purchase Agreements but these Note holders have not initiated the process under the Securities Purchase Agreements that would allow them to accelerate our obligations under the Securities Purchase Agreements or take any other remedial action.  We intend to negotiate with all investors under our Securities Purchase Agreements to reach a mutually satisfactory resolution and we intend to cooperate with the Credit Facility lenders to regain compliance with the terms of the Credit Facility.

Our growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, our sales, marketing, general and administrative costs will deplete cash.  Due to current market conditions and slow home and land sales, we may need to obtain additional capital.  We are currently in negotiations to dispose of some of our current land positions, but there is no assurance that we will be successful in selling these land positions at an acceptable price or at all.  In addition we are seeking additional capital in the form of debt or equity and to support future growth and current operations for the next twelve months.

Capital Resources

We have raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of our common stock completed in May 2007.  We entered into a $55 million revolving Credit Facility that was reduced to $30 million in June 2008. The initial maturity date for the Credit Facility was June 29, 2008.  We entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms. Although WFC is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.  We were notified on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.  The Company is in current negotiations to obtain a new line of credit for homebuilding from RBC, but there is no assurance that we will be able to obtain a new line of credit on acceptable terms or at all.

Land and homes under construction comprise the majority of our assets. These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.  We are considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.  We are also in negotiation to deed in lieu of foreclosure some of our land positions.  We expect that we will incur losses in 2009.  Due to current market conditions and slow home and land sales, we anticipate that we will need additional capital to support operations for the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

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

Consolidation of Variable Interest Entities

We offer certain homebuilder clients surety for their interim construction loans and cash advances to facilitate sales of our residential lots. We may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIE), and we may have a significant, but less than controlling, interest in the entities. We account for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, any of these entities. Factors considered in determining whether we have significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, homebuilding costs, interest and real estate taxes incurred during development and construction phases.

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

Municipal Utility and Water District Receivables

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2.  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases.  It can take several years before the assessed value is sufficient to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through September 30, 2008.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1million of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by the District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.

Concentrations

Our current activities are currently in the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

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

Recent Accounting Pronouncements

In January 2007, we adopted FASB Staff Position (FSP) No. EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The cumulative effect of the re-characterization of the derivative liabilities is shown in the table below:

	As filed December 31, 2006	Cumulative effect of re-characterization of derivative liabilities	Net effect of re-characterization
LIABILITY ACCOUNTS
Subordinated convertible debt, net of discount, respectively	$8,395,876	$4,572,674	$12,968,550
Derivative liability, convertible note compound embedded derivative	7,462,659	(7,462,659)	-
Derivative liability, contingent warrants issued to subordinated convertible debt holders	1,883,252	(1,883,252)	-
Total debt, net of discount and derivative liabilities	17,741,787	(4,773,237)	12,968,550
STOCKHOLDERS’ EQUITY ACCOUNTS
Common stock	18,056	-	18,056
Additional paid in capital	16,809,885	(4,577,938)	12,231,947
Retained deficit	(16,053,143)	9,351,175	(6,701,968)
Total stockholders’ equity	$774,798	$4,773,237	$5,548,035

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective beginning with our fiscal year 2008. As a result of the adoption of FIN 48 and as of September 30, 2008, no material adjustments to our financial position and results of operations were required.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective beginning with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for our fiscal year 2009.  The standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  We are evaluating the impact of the adoption of SFAS No. 141; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  We are evaluating the impact of the adoption of SFAS No. 160; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7.  Financial Statements

The Financial Statements required by this item are included in Part III, Item 13 and are presented beginning on Page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Principal Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2008, the period covered by this Annual Report on Form 10-KSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to the significant deficiency described below.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2008. Management’s assessment identified the following significant deficiency in internal control over financial reporting:

Our management determined that our company does not have sufficient dedicated accounting and finance staff to keep abreast of developing U.S. GAAP and SEC reporting matters in order to proactively assess the impact of business developments on financial reporting.

Remediation Plans

In order to address and correct the deficiency identified above, our management has taken and will continue to take corrective actions including, where appropriate: (i) strengthening the expertise in critical accounting and financial reporting positions and (ii) implementing new controls and procedures to assure the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

None.

PART III

Items 9 through 12 and Item 14 will be included in our proxy statement for our 2009 Annual Meeting of Shareholders, and are incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item will be included under the section captioned “Election of Directors “ in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 10.  Executive Compensation

The information required by this Item will be included under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 13.  Exhibits

The Exhibit Index set forth below is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BUILDERS, INC.

	By:	/s/ Clark N. Wilson
Clark N. Wilson
Date: December 23, 2008		President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Clark Wilson and Cindy Hammes , and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2008.

Name	Title

/s/ Clark N. Wilson
Clark N. Wilson	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Cindy Hammes	Principal Financial Officer
Cindy Hammes

/s/ Victor Ayad	Director
Victor Ayad

/s/ Jay Gouline	Director
Jay Gouline

/s/ William E Weber	Director
William E Weber

EXHIBIT INDEX

LIST OF EXHIBITS

Exhibit No.	Description
1.1
Underwriting Agreement, dated May 14, 2007, by and between Wilson Holdings, Inc. and Capital Growth Financial, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)

3.1	Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the "Q2 2008 10-Q") and incorporated herein by reference)
3.2	Certificate of Formation of Registrant (filed as Exhibit 3.1 to Registrant’s Current Report in Form 8-K dated April 4. 2008 (the “April 8-K”) and incorporated herein by reference)
3.3	Certificate of Amendment of Registrant (filed as Exhibit 3.2 to the April 8-K and incorporated herein by reference)
4.1	Specimen certificate for shares of Common Stock of Registrant (filed as Exhibit 4.1 to the Q2 2008 10-Q and incorporated herein by reference)
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
10.4
Registration Rights Agreement by and among the Registrant and the purchasers of Registrant’s Convertible Notes issued December 19, 2005 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.5
Form of Warrant issued to Purchasers of Convertible Notes dated December 19, 2005 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.6
Registration Rights Agreement dated September 29, 2006 by and among the Registrant and the purchasers of the Registrant’s Convertible Notes issued September 29, 2006 (filed as Exhibit 10.2 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.7
Form of Warrant issued to Purchasers of Convertible Notes dated September 29, 2006 (filed as Exhibit 10.3 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.8+
Employment Letter Agreement dated February 14, 2007 by and between Registrant and Clark Wilson (filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference)

10.9
Borrowing Base Loan Agreement by and between Wilson Family Communities, Inc and RBC Centura Bank, with Franklin Bank SSB and International Bank of Commerce as co-lenders dated June, 30, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-KQSB for the quarter ended June 30, 2007 and incorporated herein by reference)

10.10	Agreement to Modify Loan Documents (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 23, 2008 and incorporated herein by reference)
10.11+
Consulting Agreement dated May 13, 2008 by and between the Company and Audrey Wilson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

21*	Subsidiaries of Registrant
24*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32*	Certification of Principal Executive Officer and Principal Financial Officer
   * Filed herewith
   + Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Green Builders, Inc.

We have audited the accompanying consolidated balance sheets of Green Builders, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, and stockholders’ equity, and cash flows for the year ended September 30, 2008 and nine months ended September 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the year ended September 30, 2008 and the nine months ended September 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP
Austin, Texas
December 23, 2008

GREEN BUILDERS, INC.
Consolidated Balance Sheets
As of September 30, 2008 and 2007

	September 30, 2008	September 30, 2007

Cash and cash equivalents	$3,711,180	13,073,214
Inventory
Land and land development	32,738,655	32,463,411
Homebuilding inventories	8,204,129	2,843,704
Total inventory	40,942,784	35,307,115
Other assets	478,420	729,471
Debt Issuance costs, net of amortization	1,028,206	1,265,218
Plant, property, and equipment, net of accumulated depreciation and amortization of $84,005 and $32,294, respectively	1,418,588	232,357
Total assets	47,579,178	50,607,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	1,690,763	1,404,151
Accrued real estate taxes payable	697,699	405,060
Accrued liabilities and expenses	421,385	215,372
Accrued interest	528,683	464,809
Deferred revenue	31,135	159,381
Lines of credit	15,779,310	3,221,058
Notes payable	14,474,620	17,417,300
Subordinated convertible debt, net of $2,686,872 and $3,245,220 discount, respectively	13,813,128	13,254,780
Total liabilities	47,436,723	36,541,911
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	27,949,903	27,040,304
Retained deficit	(27,830,584)	(12,997,976)
Total stockholders' equity	142,455	14,065,464
Commitments and contingencies	-	-
Total liabilities and stockholders' equity	$47,579,178	50,607,375

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Consolidated Statements of Operations
Year Ended September 30, 2008 and
Nine Months Ended September 30, 2007

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenues:
Homebuilding and related services	$6,042,311	1,295,406
Land sales	2,950,894	3,149,093
Total revenues	8,993,205	4,444,499

Cost of revenues:
Homebuilding and related services	5,379,707	909,793
Land sales	2,120,270	2,407,257
Inventory impairments and land option cost write-offs	5,887,924	1,279,968
Total cost of revenues	13,387,901	4,597,018

Gross profit:
Homebuilding and related services	662,604	385,613
Land sales	830,624	741,836
Inventory impairments and land option cost write-offs	(5,887,924)	(1,279,968)
Total gross profit	(4,394,696)	(152,519)

Costs and expenses:
Corporate general and administration	4,502,223	3,871,587
Sales and marketing	2,192,046	596,028
Impairment of intangible assets	292,692	-
Total costs and expenses	6,986,961	4,467,615
Operating loss	(11,381,657)	(4,620,134)
Other income (expense):
Interest and other income	298,406	291,478
Interest expense	(3,749,357)	(2,227,233)
Total other expense	(3,450,951)	(1,935,755)
Income before income taxes	(14,832,608)	(6,555,889)
Provision for income taxes	-	-
Net loss	$(14,832,608)	(6,555,889)

Basic and diluted loss per share	$(0.64)	(0.32)

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Statements of Stockholders' Equity
For the Year Ended September 30, 2008
And for Nine Months Ended September 30, 2007

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2006	18,055,539	$18,056	$16,809,885	$(16,053,142)	$774,799
Cumulative adjustment for restatement per FSP 00-19-2	-	-	(4,577,938)	9,351,175	4,773,237
Stock-based compensation expense	-	-	540,900	-	540,900
Sale of common stock, net of transaction costs	5,000,000	5,000	14,031,377	-	14,036,377
Issuance of common stock for purchase of Green Builders, Inc., net of transaction costs	80,000	80	216,080	-	216,160
Services provided without compensation by principal shareholder	-	-	20,000	-	20,000
Effect of deconsolidation of variable interest entity	-	-	-	259,880	259,880
Net loss	-	-	-	(6,555,889)	(6,555,889)
Balances at September 30, 2007	23,135,539	$23,136	$27,040,304	$(12,997,976)	$14,065,464
Stock-based compensation expense	-	-	834,599	-	834,599
Services provided without compensation by principal shareholder	-	-	75,000	-	75,000
Net loss	-	-	-	(14,832,608)	(14,832,608)
Balances at September 30, 2008	23,135,539	$23,136	$27,949,903	$(27,830,584)	$142,455

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Consolidated Statements of Cash Flows
For the Year Ended September 30, 2008
And Nine Months Ended September 30, 2007

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(14,832,608)	(6,555,889)
Non cash adjustments:
Amortization of convertible debt discount	558,348	536,230
Amortization of debt issuance costs	237,012	192,832
Stock-based compensation expense	834,599	540,900
Services provided without compensation by principal shareholders	75,000	20,000
Depreciation and amortization	407,072	55,309
Inventory impairments and land option costs write-offs	5,887,924	1,279,968
Impairment of intangible aseets	292,692	-
Effect of deconsolidation of variable interest entity	-	259,880
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in total inventory	(11,523,593)	(5,831,105)
Increase in other assets	(372,416)	(272,341)
Increase in accounts payable	286,612	28,034
Increase (decrease) in real estate taxes payable	292,639	(49,704)
Increase (decrease) in accrued expenses	206,013	(313,718)
(Decrease) increase in deferred revenue	(128,246)	148,158
Increase (decrease) in accrued interest	63,874	162,254
Net cash used in operating activities	(17,715,078)	(9,799,192)
Cash flows from investing activities:
Purchase of fixed assets	(1,262,528)	(201,565)
Cash paid for Green Builders, Inc	-	(32,919)
Net cash used in investing activities	(1,262,528)	(234,484)
Cash flows from financing activities:
Decrease in restricted cash	-	2,192,226
Repayments to related parties	-	(279,800)
Issuances of notes payable	4,923,728	15,340,364
Issuances and repayments of lines of credit, net	12,558,252	371,405
Repayments of notes payable	(7,866,408)	(10,976,738)
Common stock sales, net of transaction costs	-	13,786,377
Net cash provided by financing activities	9,615,572	20,433,834
Net decrease in cash and cash equivalents	(9,362,034)	10,400,158
Cash and cash equivalents at beginning of period	13,073,214	2,673,056
Cash and cash equivalents at end of period	$3,711,180	13,073,214
Cash paid for interest	$3,251,047	1,872,716

Non cash in financing activities:
Assets and Liabilities acquired from Green Builders, Inc.
Accounts Receivable	$-	2,900
Accounts Payable	$-	6,190
Issuance of common stock for notes payable, cancellation of notes payable in exchange for cancellation of subordinated debt	$-	250,000

See accompanying notes to the consolidated financial statements.

1.             Organization and Business Activity

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc.  Effective April 4, 2008, Wilson Holdings, Inc. completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the American Stock Exchange.

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

The financial statements are presented on a going concern basis.  The Company has experienced significant losses for the fiscal year ended September 30, 2008, and expects to continue to generate negative cash flows from operations.  This raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend upon its ability to restructure its existing debt and obtain additional capital.  Failure to restructure would result in a depletion of its available funds.

2.             Liquidity and Capital Resources

Liquidity

The Company’s growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs. Until the Company begins to sell an adequate number of lots and homes to cover its monthly operating expenses, sales and marketing, general and administrative costs will deplete cash.   Due to current market conditions and slow home and land sales, the Company may need to obtain additional capital.  The Company is currently in negotiations to dispose of some of its current land positions.  In addition the Company is seeking additional capital to support future growth and current operations for the next twelve months.

On September 30, 2008 the Company had approximately $3.7 million in cash and cash equivalents. The Company completed a public offering of its common stock in May 2007, resulting in net proceeds of approximately $14 million.

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent.  International Bank of Commerce, Laredo, Texas (“IBC Bank”) and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  The Credit Facility was reduced to $30 million in June 2008.  The initial maturity date for the Credit Facility was June 29, 2008.  The Company entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms. Although the Company is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, the syndicate of banks has continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.   The Company received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

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

The Credit Facility contains customary covenants limiting the ability to take certain actions, including covenants that:

•	affect how the Company can develop its properties;
•	limit the ability to pay dividends and other restricted payments;
•	limit the ability to place liens on its property;
•	limit the ability to engage in mergers and acquisitions and dispositions of assets;
•	require the Company to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);
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

If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral securing the obligations.  The Company is currently out of compliance with the terms of the Borrowing Base Agreement under the Credit Facility.  The Company is not in compliance with the tangible net worth, the ratio of debt to equity, working capital, number of completed speculative homes and number of land and developed lot loans covenants.  If the Company is unable to obtain a waiver for the noncompliance its obligation to repay indebtedness outstanding under the facility, its term loans, and its outstanding note indentures could be accelerated in full. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt required to repay.

In December 2005 and September 2006, the Company entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under its Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that the Company’s non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  The Company does not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  The Company has discussed its non-compliance with certain investors under the Securities Purchase Agreements but these note holders have not initiated the process under the Securities Purchase Agreements that would allow them to accelerate the Company’s obligations under the Securities Purchase Agreements or take any other remedial action.  The Company intends to negotiate with all investors under the Securities Purchase Agreements to reach a mutually satisfactory resolution and the Company intends to cooperate with the Credit Facility lenders to regain compliance with the terms of the Credit Facility.

Capital Resources

The Company has raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of its common stock completed in May 2007.  The Company entered into a $55 million revolving Credit Facility that was reduced to $30 million in June 2008.

Land and homes under construction comprise the majority of the Company’s assets. These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.    The Company is considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.  The Company is also in negotiation to deed in lieu of foreclosure some of its land positions.  The Company expects to incur losses in 2009.  Due to current market conditions and slow home and land sales, it is anticipated that the Company will need additional capital to support operations for the next twelve months.

3.             Summary of Significant Accounting Policies

a.            Basis of Accounting
These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.

b.           Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

c.            Inventory
Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, homebuilding costs, interest and real estate taxes incurred during development and construction phases.

d.           Consolidation of Variable Interest Entities
The Company has offered certain homebuilder clients surety for their interim construction loans and cash advances to facilitate sales of the Company’s residential lots. The Company may be considered the primary beneficiary as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIE), and the Company may have a significant, but less than controlling, interest in the entities. The Company accounts for each of these entities in accordance with FIN 46(R). Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling interest in, any of these entities. Factors considered in determining whether the Company has significant influence or has control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

The Company terminated its relationship with its homebuilder service clients in FY 2007.

e.            Land Held Under Option Agreements, Not Owned
In order to ensure the future availability of land for development, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. Lot option payments are initially capitalized as inventory costs.  If the lot option is exercised the option cost is included in the cost of the land acquired.  At the earlier of the time that it is determined that the lot option will not be exercised or, at the date the lot option expires, the cost of the lot option will be expensed.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $575,000 and $695,000 at September 30, 2008 and 2007, respectively, of which approximately $575,000 and $645,000 is non-refundable if the Company does not exercise the option and purchase the land.

f.             Interest and Real Estate Taxes
Interest and real estate taxes attributable to land and homes are capitalized as inventory while they are being actively developed.   As of September 30, 2008 and 2007 there was approximately $557,000 and $405,000 of real estate taxes in inventory.  As of September 30, 2008 and 2007 there was approximately $971,000 and $816,000 of interest in inventory.

g.            Warranty Costs
The Company provides homebuyers with a one-year limited warranty for workmanship and materials, a two-year warranty for mechanicals, and a ten-year limited warranty for structural items. Since the Company subcontracts its homebuilding work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amount reserved is based on industry wide historical experience.  The Company had no warranty accrual in 2007.  Below is a summary of the warranty accrual account for the year ended September 30, 2008.

Year Ended
September 30, 2008
Warranty reserve, beginning of year	-
Warranties issued	61,126
Payments for warranty work	(146)
Warranty reserve, end of year	60,980

 h.           Revenue Recognition
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

i.             Income Taxes
Prior to the merger of Athena with WFC at May 31, 2005, Athena was a partnership and therefore did not have income taxes as the income and losses passed through to the partners. Also, the VIEs income and losses were passed through entities. Since the merger, income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date.  A valuation allowance is recorded for the entire deferred tax assets due to the uncertainty of the net realizable value of the asset.

j.             Advertising
The Company has incurred advertising and marketing costs as part of the sales efforts to market the real estate for sale and services offered. The costs, include the cost of developing the Company’s website (greeenbuildersinc.com), public relations, media advertising, and brochures and mail out documents.  For the year ended September 30, 2008 the Company incurred approximately $1.3 million of advertising expenses.  For the nine months ended September 30, 2007 the Company incurred approximately $173,000 in advertising expenses.

k.            Property and Equipment
Property and equipment, which included model home furnishings and sales office costs of approximately $1.2 million at September 30, 2008 is carried at cost less accumulated depreciation. The Company did not have any model home furnishings or sales office costs capitalized at September 30, 2007.  Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset except for model home furnishings and sales office cost which are amortized over the life of the community as homes are closed.

l.             Use of Estimates
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

m.          Municipal Utility and Water District Receivables
The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through September 30, 2008 for Phase 1 of the Rutherford West project.  The Company completed Phase 1 for the Rutherford West project and has approximately $1.1 million of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance. The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different to the actual reimbursements, it could have a material effect on the Company’s financial statements.

n.            Impairment of Long-Lived Assets
The Company reviews its long-lived assets, which consist primarily of equipment, software, and real estate inventory for impairment according to whenever events or changes in circumstances indicate.

Inventory is stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Equipment and software is carried at cost less accumulated depreciation. The Company assesses these assets for recoverability in accordance with the provisions of statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company recorded inventory impairments and write-offs of land option contracts of $5.9 million in the year ended September 30, 2008.  For the nine months ended September 30, 2007 the Company recorded impairment and write-offs of $1.3 million.

o.            Intangible Assets
The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.  During the year ended September 30, 2008 the Company recorded an impairment charge of approximately $293,000 related to the trademark name of  Green Builders, Inc.

p.            Loss per Common Share
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

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share for the year ended September 30, 2008 and 2007, and nine months ended September 30, 2007 because the effect would be anti-dilutive as summarized in the table below:

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007

Stock options	1,474,083	1,835,000
Common stock warrants	1,143,125	1,143,125
Subordinated convertible debt warrants	8,250,000	8,250,000
Total	10,867,208	11,228,125

q.            Financial Instruments and Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  Although the balances in these accounts exceed the federally insured limit by $3.2 million at September 30, 2008, the Company has not incurred losses related to these deposits. Cash equivalents consist of money market accounts and are typically held in accounts with investment brokers or banks which are secured with high quality short maturity investment securities.

The amounts reported for cash and cash equivalents, notes payable, accounts payable, accrued liabilities, and line of credit are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

r.            Concentrations
The Company’s activities are currently in the geographical area of central Texas, which is defined as encompassing the Austin Metropolitan Statistical Area.  This geographic concentration makes its operations more vulnerable to local economic downturns than those of larger, more diversified companies.

In prior periods the Company has been dependent upon a limited number of homebuilder services customers which were subject to numerous uncertainties related to homebuilding including weather delays and damage, labor and material shortages, insufficient capital, materials theft or poor workmanship. Revenues from one homebuilder customer accounted for 100% of the Company’s total homebuilding revenue for the nine months ended September 30, 2007.  At September 30, 2008 the Company no longer has homebuilder services customers.

s.            Subordinated Convertible Debt
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

t.             Derivative Financial Instruments
The company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value.

However, if quoted market prices are not available, Green Builders estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the convertible note in the consolidated financial statements are subject to the changes in the trading value of Green Builders common stock and other assumptions. As a result, the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of Green Builders common stock, the amount of shares converted by subordinated convertible debt holders in connection with the subordinated convertible notes and exercised in connection with the subordinated convertible debt holders’ penalty warrants. Consequently, the consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than Green Builders operating revenues and expenses. See Note 10 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of September 30, 2008 and 2007 were designated as hedges.

u.            Stock-Based Compensation
The Company applies the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  Under this method, compensation expense recognized during the periods included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

v.            Recent Accounting Pronouncements
In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 19, 2006, and interim periods within those fiscal years.

The cumulative effect of the re-characterization of the derivative liabilities is shown in the table below:

	As filed December 31, 2006	Cumulative effect of re-characterization of derivative liabilities	Net effect of re-characterization
LIABILITY ACCOUNTS
Subordinated convertible debt, net of discount, respectively	$8,395,876	4,572,674	12,968,550
Derivative liability, convertible note compound embedded derivative	7,462,659	(7,462,659)	-
Derivative liability, contingent warrants issued to subordinated convertible debt holders	1,883,252	(1,883,252)	-
Total debt, net of discount and derivative liabilities	17,741,787	(4,773,237)	12,968,550
STOCKHOLDERS’ EQUITY ACCOUNTS
Common stock	18,056	-	18,056
Additional paid in capital	16,809,885	(4,577,938)	12,231,947
Retained deficit	(16,053,143)	9,351,175	(6,701,968)
Total stockholders’ equity	$774,798	4,773,237	5,548,035

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 and as of September 30, 2008, no material adjustments to the Company’s financial position and results of operations were required.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning with its fiscal year 2009.  The standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  The Company is currently evaluating the impact of the adoption of SFAS No. 141; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  The Company is currently evaluating the impact of the adoption of SFAS No. 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4.             Inventory

The Company’s land and land development  inventory includes land costs, prepaid development cots, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction and units sold and under construction.

Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $575,000 and $695,000 at September 30, 2008 and 2007 respectively, of which approximately $575,000 and $625,000 is non-refundable if the Company does not exercise the option and purchase the land.

Of the earnest money capitalized, $400,000 is for the remaining 30 acres under option in Elm Grove.  The Company’s land purchase contract calls for a purchase of the acreage in December 2008.  The purchase price is approximately $1.3 million less the outstanding earnest money.  Due to existing drainage issues that were created by another developer, the Company does not anticipate that it will purchase the remaining land in December 2008.  The developer installed a drainage channel on the Company’s property with a temporary easement.  This drainage channel in its current location alters the plat and how the land was sold to the Company.  The Company is in negotiations with the seller and the developer regarding these issues.  The city will not issue any new permits to the developer, until the Company and the other developer have agreed on a solution to fix the drainage issue.  The Company anticipates that it will get its earnest money back due to the drainage issues created, but there is no assurance an acceptable agreement will be reached or we will receive the earnest money back.

As of September 30, 2008 the Company owned approximately 1,209 acres of unfinished acreage.  The Company completed Section 9 of Georgetown Village in June 2008 and Section 1 of Elm Grove in March 2008.  In addition, the Company completed Phase 1 in Rutherford West in 2007 and Phase 6 in Georgetown Village in 2006.

The Company recorded impairment charges of the following:

•	$3.5 million for land and development expenses capitalized on approximately 522 acres of land in New Sweden;

•	$859,000 for land and development expenses capitalized on approximately 538 acres of land in Rutherford West

•	$838,000 for Rutherford West developed lots;

•	$50,000 for earnest money for a land option contract which will not be pursued;

•	$691,000 for Rutherford West homebuilding impairment charges including write-offs for capitalized indirect expenses;

•	$77,000 for Georgetown Village homebuilding impairment charges; and

•	$80,000 for earnest money for a lot purchase contract which will not be pursued.

These impairment charges are offset by $240,000 for expenses incurred in prior year for Bohls Tract.  The majority of these expenses represent LUE fees that were reimbursed by the City in 2008.

The Company is currently in negotiations to sell or dispose of the 522 acres of land in New Sweden and 538 acres in Rutherford West.  The Company does not have the cash to continue making interest payments.  The Company has written off all capitalized assets in excess of the debt and accrued expenses.

On October 6, 2008 the Company received notice of an affidavit for a mechanic’s and materialman’s lien for disputed work for $177,000 for the New Sweden project.

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

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2008:

Property	Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Project Costs at September 30, 2008 (thousands)	Texas County
Rutherford West	39	538	-	$ 10,179	Hays
Georgetown Village	126	119	419	10,127	Williamson
Villages of New Sweden	-	522	-	7,478	Travis
Elm Grove	72	30	31	4,875	Hays
Other land	-	-	-	80
Sub-total land	237	1,209	450	32,739
Homebuilding inventory	14	-	-	8,204
Total inventory	251	1, 209	450	$ 40,943

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2007:

Property	Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Project Costs at September 30, 2007 (thousands)	Texas County
Rutherford West	54	538	-	$ 12,369	Hays
Highway 183	-	5	-	113	Travis
Georgetown Village	50	149	419	6,199	Williamson
Villages of New Sweden	-	522	-	10,716	Travis
Elm Grove	-	30	61	3,011	Hays
Other land projects	-	-	-	55
Sub-total land	104	1,244	480	32,463
Homebuilding inventory	-	-	-	2,844
Total inventory	104	1,244	480	$ 35,307

5.             Consolidation of Variable Interest Entities

The Company exercises significant influence over, but holds no controlling interest in, the Company’s homebuilder client. It bears the majority of the rewards and risk of loss. At December 31, 2006, the Company determined it was the primary beneficiary in certain homebuilder agreements as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” (VIEs), that it has a significant, but less than controlling, interest in the entity. The results of this client have been consolidated into its financial statements.

Below is a summary of the effect of the consolidation of these entities for the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007
	WFC	VIEs		Consolidating entries	Consolidated
Revenues	$3,233,232	1,295,406	(a)	(84,139)	4,444,499
Cost of Revenues	3,687,225	993,932	(a)	(84,139)	4,597,018
General, administrative, sales and marketing expenses	4,186,307	281,308		-	4,467,615
Costs and expenses before interest	7,873,532	1,275,240		(84,139)	9,064,633
Operating income/(loss)	$4,640,300)	20,166		-	(4,620,134)

(a) Eliminates WFC revenues in VIE expenses, eliminates VIE revenues in WFC Expenses

On June 19, 2007, the Company purchased one of its variable interest entities, Green Builders, Inc, now a wholly owned subsidiary of Green Builders.

The Company terminated its relationship with its final homebuilder client on August 2, 2007 subsequent to the sale of all the homes for which the Company had guaranteed the loans.  As a result of the termination of the relationship, the Company recorded approximately a $260,000 increase in stockholders equity.

6.             Operating and Reporting Segments

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

The following table presents segment operating results before taxes for the year ended September 30, 2008 and nine months ended September 30, 2007

	Year Ended September 30, 2008			Nine Months Ended September 30, 2007
	Homebuilding and Related Services	Land Sales	Total	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$6,042,311	2,950,894	8,993,205	1,295,407	3,149,092	4,444,499
Costs and expenses:
Cost of revenues	5,379,707	2,120,270	7,499,977	909,793	2,407,257	3,317,050
Impairment and write-offs	847,770	5,040,154	5,887,924	-	1,279,968	1,279,968
Selling, general and administrative	4,542,941	2,151,328	6,694,269	2,762,334	1,705,281	4,467,615
Loss on intangible assets	292,692	-	292,692	-		-
Interest & other income	(164,123)	(134,283)	(298,406)	(151,239)	(140,239)	(291,478)
Interest expense	912,440	2,836,917	3,749,357	1,585,634	641,599	2,227,233
Total costs and expenses	11,811,427	12,014,386	23,825,813	5,106,522	5,893,866	11,000,388
Loss before taxes	$(5,769,116)	(9,063,492)	(14,832,608)	(3,811,116)	(2,744,773)	(6,555,889)
Segment Assets	$12,498,672	35,080,506	47,579,178	11,236,511	39,370,864	50,607,375
Capital expenditures	$1,252,757	9,771	1,262,528	181,408	20,157	201,565

7.             Related Party Transactions

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

Issuance of Convertible Debt

In connection with the placement of an additional $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas Securities Group, Inc. served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas Securities Group, Inc. commissions of $70,000, issued 750,000 warrants, and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of approximately $4.1 million shares of the Company’s common stock. Clark N. Wilson, who serves as the Company’s  President and Chief Executive Officer and is a director of the Company, has served on the board of directors of Tejas Incorporated from October 1999 through March 2008, and was compensated for such service.  Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock and options to purchase an additional 60,000 shares of common stock.  The Company’s largest stockholder, who is also its President and Chief Executive Officer, will continue to control the Company.

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

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, its President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing the Company’s marketing strategy for marketing and sale of land to homebuilders.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continued to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, for the year ended 2008, the Company recorded $75,000 as compensation expense and credited equity for services recorded at fair market value. On May 13, 2008, the consulting agreement was re-instated and Ms. Wilson was to be paid $10,000 per month for a maximum of 12 months.  In an effort to reduce Company expenditures as of December 31, 2008, Ms. Wilson will no longer be paid for any consulting services she provides to the Company. The company paid Audrey Wilson $35,000 and $60,000 for the year ended September 30, 2008 and nine months ended September 30, 2007.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, the Company’s President and Chief Executive Officer.  The company paid Wilson Roofing approximately $360,000 for the year ended September 30, 2008.   Management believes that services were provided at fair market value.

8.             Commitments and Contingencies

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

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006.  The lease requires monthly payments of approximately $10,000 per month for 36 months. In September 2008, the Company subleased out approximately 1,626 square feet of the property.  The sublease requires monthly payments to Green Builders, Inc for $5,000 per month for 12 months.  The Company entered into sale/leaseback agreements for three of its model homes.  Two of the contracts were entered into in August 2008 and one in September 2008.  The leasebacks of the three model homes require monthly payments of approximately $7,300 per month for 24 months.   The Company also has office equipment leases and job trailer leases. The Company’s future minimum lease payments for future fiscal years are as follows:

	2009	2010	2011	2012	2013
Lease obligations	$195,746	98,842	240	240	240

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

Pursuant to the consulting agreement, during the consulting term Mr. Khurana will (i) review and provide comments on the Company’s periodic filings with the Securities and Exchange Commission, (ii) advise the Company on its Sarbanes-Oxley Act compliance and implementation efforts,  (iii) advise the Company regarding financing and joint venture matters, and (iv) transition his responsibilities to the Vice President of Finance of the Company.  During the consulting term, Mr. Khurana will receive a consulting fee of $11,500 per month. All of his unvested options to purchase the Company’s common stock vested in full on October 31, 2007 and were expensed to stock compensation expense.

9.             Income Taxes

The Company’s provision for income taxes for the tax year ended September 30, 2008 consists of approximately $18,305 of Texas gross margin tax.  A reconciliation of expected income tax benefit (computed by applying a statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007
Tax benefit at Statutory Rate (34%)	$5,043,087	2,229,002
State income tax benefit	11,898	-
Impairment of Intangible Assets	(99,515)	-
Other	4,490	6,846
Impact of Change in Texas tax law	-	(379,977)
Net decrease in valuation allowance	(4,941,655)	(1,844,495)
Provision for Income Taxes	$18,305	11,376

The effect of the change in Texas tax law represents a decrease in the state rate applied to the temporary differences, and the exclusion of the deferred tax assets related to Texas loss carryforwards.  The state rate applied to the temporary difference has been reduced as the temporary differences do not affect the Company’s Texas gross margin tax and thus, do not represent a future tax benefit or liability for the Texas tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2008 and September 30, 2007 are as follows:

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007
Deferred tax assets (liabilities)
Deferred stock compensation	$652,924	369,160
Accrued expenses	-	34,000
Inventory Adjustment	1,957,805	-
Other temporary differences	(11,712)	12,966
Net operating loss crryforwards	7,002,252	4,243,488
Valuation allowance	(9,601,269)	(4,659,614)
Net deferred tax asset (liability)	$-	-

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

For the years ended September 30, 2008 and September 30, 2007, the Company had net operating loss carryforwards of approximately $20.6 million and $12.5 million, respectively, which begin to expire in 2025 if not utilized. The Internal Revenue Code Section 382 limits net operating loss carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. Accordingly, the ability to utilize net operating loss carryforwards may be significantly restricted.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings as of January 1, 2007.  The company has analyzed its tax positions and concluded that there is no current effect from the application of the provisions of FIN 48.  The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months.

10.          Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at September 30, 2008 and 2007.

	In Thousands	Rate	Status	Maturity Date	9/30/2008	9/30/2007
a	Line of Credit, $3 million, development	Prime+.50%		Mar-1-08	$-	472
b	Notes payable, land	12.50%	Default as of September 2008	Mar-1-09	4,700	4,700
c	Notes payable, seller financed	7% & Prime + 2%	Default as of October 2008	Oct. 2010/11	2,475	2,475
d	Notes payable, land	12.50%	Default as of September 2008	Mar-1-09	7,300	7,300
e	Notes payable, development	Prime+.50%		Feb-1-10	-	1,502
f	Notes payable, land and development	Prime+3.00%		Feb-1-09	-	1,440
g	Line of Credit, $30 million facility, land, land development, and homebuilding	Prime+.25%	Expired as October 2008	Oct-1 08	15,779	2,749
h	2005 $10 million, Subordinated convertible notes, net of discount of $372 thousand and $459 thousand, respectively	5.00%	Cross-default as of March 2008	Dec-1-12	9,628	9,541
i	2006 $6.50 million, Subordinated convertible notes, net of discount of $2,314 and $2,786 thousand respectively	5.00%	Cross-default as of March 2008	Sep-1-13	4,185	3,714
		Total			$44,067	33,893

(a)
In March 2006 the Company secured a $3.0 million line of credit development loan, maturing on March 30, 2008, at prime plus 0.50% with a minimum floor of 7.00%, and interest payable monthly. The loan was secured by property being developed totaling approximately 32.6 acres located in Williamson County.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with the $30 million Credit Facility

(b)
In March 2007, the Company secured a $4.7 million term land loan to finance approximately 522 acres in Travis County.  The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee.  The Company is currently past due on its interest payments.  The Company has not made interest payments since August 2008 and is currently in default on the loan.   The loan has no financial covenants.   The loan is secured by the underlying land and is guaranteed by the Company.  The Company is currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.

(c)
As part of the purchase of 522 acres in Travis County described above, the Company entered into four notes payable, seller financed with a cumulative balance of approximately $2.5 million. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $600,000 is at an interest rate of prime rate with an anniversary date of October 28 of each year plus 2.0%. The terms of the note were modified in October 2007 with the principal payments extended for one year.  The revised terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.  The Company has not made interest payments since October 2008 and is currently in default on the loan..  The Company is currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.

(d)
In February 2007 the company secured a $7.3 million land loan to finance approximately 538 acres in Hays County. The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee. The Company has not made interest payments since August 2008 and is currently in default on the loan.    The loan has no financial covenants.   The loan is secured by the underlying land and is guaranteed by the Company.  The Company is currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.

(e)
In February 2007 the Company obtained a development loan of approximately $4.6 million. The loan matures on February 1, 2010 and requires quarterly interest payments and principal pay downs as lots are sold. The loan is secured by the property being developed at an interest rate of prime plus 0.50%.  The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with the $30 million Credit Facility

(f)
In February 2007 the Company obtained a development loan of approximately $3.1 million to develop approximately 30 acres. The loan has an interest rate of prime plus 3.00%, with interest payable monthly. The loan was paid in December 2007 and the lots were refinanced as a developed lot loan with the $30 million Credit Facility.

(g)
In June 2007 the Company established a $55 million Credit Facility with a syndicate of banks.  In June 2008 the Credit Facility was reduced to $30 million.  The Company has been out of compliance with certain covenants under the loan agreement since March 2008.  On October 1, 2008 the line expired.  The Company currently has approximately $15.8 million in borrowings for land and home construction.

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

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 3.

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

The Company may redeem all or a portion of the subordinated convertible debt after December 1, 2008 at a redemption price that incorporates a premium that ranges from 3% to 10% during the period beginning December 1, 2008 and ending on the due date. In addition, the redemption price will include any accrued but unpaid interest on the subordinated convertible debt. Upon a change in control event, each holder of the subordinated convertible debt may require the Company to repurchase some or all of its subordinated convertible debt at a purchase price equal to 100% of the principal amount of the subordinated convertible debt plus accrued and unpaid interest. The due date may accelerate in the event the Company commences any case relating to bankruptcy or insolvency, or related events of default. The Company’s assets will be available to pay obligations on the subordinated convertible debt only after all senior indebtedness has been paid.

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

Subordinated Convertible Note at September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Notional balance	$10,000,000	10,000,000
Unamortized discount	(371,896)	(459,400)
Subordinated convertible debt balance, net of unamortized discount	$9,628,104	9,540,600

2006, $6.5 MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6.75 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013, to certain purchasers. As of December 31, 2006, $6.75 million had been received in cash, the remaining $250,000 was a receivable from an owner of land that the Company had under option to purchase.  During the quarter ended June 2007, the Company did not exercise its option to purchase the land and therefore does not expect to receive the additional $250,000.   In addition, during the quarter ended June 30, 2007, one of the convertible debt holders who is also the seller of Bohls tract purchased common stock with a promissory note.  Under the terms of the promissory note, should the Company not exercise the option to purchase the Bohls tract the convertible debt would be used for repayment of the promissory note.  As the Company did not exercise the option to purchase Bohls tract the promissory note was repaid from the proceeds of the convertible debt.  The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on February 1 and September 1 of each year, with interest payments beginning on February 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

The Company may redeem all or a portion of the subordinated convertible debt after September 1, 2009 at a redemption price that incorporates a premium that ranges from 3% to 10% during the period beginning September 1, 2009 and ending on the due date. In addition, the redemption price will include any accrued but unpaid interest on the subordinated convertible debt. Upon a change in control event, each holder of the subordinated convertible debt may require the Company to repurchase some or all of its subordinated convertible debt at a purchase price equal to 100% of the principal amount of the subordinated convertible debt plus accrued and unpaid interest. The due date may accelerate in the event the Company commences any case relating to bankruptcy or insolvency, or related events of default. The Company’s assets will be available to pay obligations on the subordinated convertible debt only after all senior indebtedness has been paid.

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

Subordinated Convertible Note at September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Notional balance	$6,500,000	6,500,000
Unamortized discount	(2,314,976)	(2,785,820)
Subordinated convertible debt balance, net of unamortized discount	$4,185,024	3,714,180

11.          Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Each common stockholder is entitled to one vote per share of common stock owned.  The Company has 23,135,539 shares outstanding and has reserved for 10,867,208 options and warrants.

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

12.          Common Stock Option / Stock Incentive Plan

In August 2005, the Company adopted the Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan or the Stock Option Plan. The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the merger of the Company and WFC was determined by the Board of Directors as of the grant date. This plan was assumed by Green Builders, Inc. The fair value of the options granted under the plan was determined by the Board of Directors or the Board prior to the merger of the Company and WFC.

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

The Company had 1,025,917 shares of common stock available for future grants under the Stock Option Plan at September 30, 2008.   Compensation expense related to the Company’s share-based awards for the year ended September 30, 2008 and nine months ended September 30, 2007 was approximately $835,000 and $541,000, respectively.   Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the year ended September 30, 2008, the Company issued options to purchase shares of common stock at exercise prices ranging from $0.80 to $1.78 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: interest rate of 4.64%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to range from $0.44 to $0.99 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the year ended September 30, 2008 and nine months ended September 30, 2007 are as follows:

	Share Roll	Ranges Of	Weighted-Average
	Forward	Exercise Prices	Exercise Price
Balance December 31,2006	925,000	$2.00 - $2.26	$2.17
Granted	1,370,000	$1.65 - $3.25	$2.82
Forfeited	(460,000)	$2.00 - $3.25	$2.45
Balance September 30, 2007	1,835,000	$1.65 - $3.25	$2.24
Grants	290,000	$0.80 - $1.78	$1.37
Forfeited	(650,917)	$0.86 - $3.25	$1.93
Balance September 30, 2008	1,474,083	$0.80 - $3.25	$2.52

The following is a summary of options outstanding and exercisable at September 30, 2008:

Outstanding			Vested
	Weighted			Weighted
Number of	Average			Average
Shares Subject to	Remaining	Weighted		Remaining	Weighted
Options	Contractual Life	Average Exercise	Number of	Contractual Life	Average Exercise
Outstanding	(in years)	Price	Vested Shares	(in years)	Price
1,474,083	4.72	$ 2.52	1,168,794	3.83	$ 2.69

At September 30, 2008, there was approximately $398,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan.   In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.

13.          Employee Benefits

In 2006, the Company instituted a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. The Company will match 100% up to the first 4% of the employee’s contribution subject to Internal Revenue Service limitations.  The Company contributed approximately $42,000 for the year ended September 30, 2008 and $9,000 for the nine months ended September 30, 2007.

14.          Purchase of Green Builders

On June 19, 2007, the Company purchased Green Builders, Inc. for $65,000 in cash and 80,000 shares of the Company’s common stock valued at $2.70 per share on the date of the transaction.  The total purchase price for the acquisition was approximately $281,000. The Company allocated the purchase price and legal fees to trademark with indefinite life in accordance with SFAS 142.

In conjunction with the acquisition, the Company appointed Victor Ayad as a director of the Company. Mr. Ayad was the President and sole shareholder of Green Builders, Inc. prior to the acquisition. The pro forma effect of the acquisition on the Company’s income was not material and is already consolidated into the Company’s results as a VIE under FIN 46.

In accordance with SFAS 142 the Company reviews intangible assets for impairment.   Due to the fact that the Company has had a history of losses and the overall business is threatened by the unprecedented downtown in the economy the company took a full impairment for the trademark name of Green Builders, Inc. for the year ended September 30, 2008.

15.          Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the quarters ended March 31, 2007 through September 30, 2008.

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,
	2007	2007	2007	2007	2008	2008	2008
	(In thousands)
Sales	$1,767	1,384	1,293	1,108	1,142	3,464	3,279
Gross profit	$384	(823)	286	399	514	378	(5,686)
Operating expenses	$1,167	1,831	1,469	1,536	1,450	1,602	2,399
Operating loss	$(783)	(2,654)	(1,183)	(1,537)	(937)	(1,224)	(7,684)
Net loss	$(1,354)	(3,316)	(1,886)	(2,357)	(1,646)	(2,023)	(8,807)
Basic and diluted loss per share	$(0.07)	(0.16)	(0.08)	(0.10)	(0.07)	(0.09)	(0.38)

16.          Subsequent Events

On October 1, 2008, the Company’s Credit Facility with RBC Bank expired pursuant to its terms. Although the Company is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.   The Company received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

On December 10, 2008 the Company received notification from Graham Mortgage Corporation regarding the default in the payment of accrued interest for the Rutherford West loan of $7,300,000 and New Sweden loan of $4,700,000 ..  The Company has not received notification of acceleration of the notes and is in currently in negotiations to modify the loan agreement.  There is no assurance that the Company will be able to reach an agreement to modify the loan agreement.