Form 10KSB/A
period 2008-09-30
GREEN BUILDERS, INC
filed 2009-01-28
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB /A
Amendment No. 1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

☒ Yes  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes   ☒  No

State issuers revenues for its most recent fiscal year. $8,993,204

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

TABLE OF CONTENTS

EXPLANATORY NOTE

Green Builders, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 (this “Amendment No. 1”)  to include the information required to be contained in Part III, Items 9, 10, 11, 12 and 14 of Form 10-K.  The Company had previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A.  However, the Company’s definitive proxy statement will not be filed prior to January 28, 2009, and, according to General Instruction E(3) to Form 10-KSB, it hereby amends its previously filed Annual Report on Form 10-KSB (filed on December 23, 2008) to include the required information.  This Amendment No. 1 includes only Items 9, 10, 11, 12, 13 and 14 of Form 10-KSB, and the Company is not amending or supplementing any other information in such previously filed Annual Report on Form 10-KSB (other than the amendments to Item 13 required by the filing of this Amendment No. 1.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors of Green Builders

The following table sets forth, for each of our directors as of January 28, 2009, his name, title, age and the year in which he first became a director of the Company.

Name	Title	Age	Began Service

Clark N. Wilson	Director and Chairman	52	2005
Victor Ayad	Director	51	2007
Jay Gouline	Director	56	2006
William Weber	Director	57	2008

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

Victor Ayad has served as a director of our company since June 2007.  Mr. Ayad has been a self-employed management consultant for acquisition and investment banking matters since 2004. Mr. Ayad was also the President of Green Builders, Inc. until its acquisition by the Company in June 2007. From 1991 to 2004, Mr. Ayad served as the co-founder and managing partner of Eastbridge Partners, LP, (formerly Asset Recovery Fund, Inc.), a privately-held real estate investment company specializing in distressed and turnaround assets.

Jay Gouline has served as a director of our company since March 2006. Since 1982, Mr. Gouline has served as the Managing Member of Mayfield Associates, LLC, and the President of the General Partner of its predecessor in interest, Mayfield Associates Limited Partnership, a private company engaged in real estate acquisition, development and property management activities.  From 1982 until 2007, Mr. Gouline also served as President of Springlake Corporation, a private company engaged in real estate acquisition, development and property management activities. Since 1991, Mr. Gouline also has served as an instructor at the Edward Saint John School of Real Estate at Johns Hopkins University. From September 1985 to May 1991, Mr. Gouline served as an instructor at the University of Maryland, University College. Mr. Gouline holds a B.A. in Economics and Political Science from Lake Forest College and an MBA with majors in Finance and Accounting from the University of Chicago.

Bill Weber has served as a director of our company since September 2008.  Mr. Weber is the Principal and CEO of Weber Homes, a privately-held home building company involved in acquiring land, processing approvals, land development, construction and sales of new homes.  He has served in that capacity since 2005.  From 1996 to 2005, Mr. Weber was Division President for the Metro New York/New Jersey division of Pulte Home Corporation.  From 1985 to 1996, Mr. Weber served in various capacities, including Vice President of Operations for the New Jersey division of K. Hovnanian Enterprises.  Mr. Weber holds a B.B.A. in Marketing from the University of Houston and a MBA in Finance from Sam Houston State University.  Mr. Weber is a licensed New Jersey Real Estate Broker.

Communications with the Board

Shareholders and other interested parties may communicate with one or more members of the Board or the non-management directors as a group in writing by regular mail. The following address may be used by those who wish to send such communications by regular mail:

[Board of Directors] or [Name of Individual Director(s)]
Green Builders, Inc.
c/o Corporate Secretary
8121 Bee Caves Road
Austin, Texas  78746

Any such communication must contain (i) a representation that the shareholder is a holder of record of stock of the corporation, (ii) the name and address, as they appear on the Company’s books, of the shareholder sending such communication, and (iii) the class and number of shares of Green Builders, Inc. common stock that are beneficially owned by such shareholder.

The Board has instructed the Corporate Secretary to review all communications so received and to exercise his discretion not to forward to the Board correspondence that is inappropriate such as business solicitations, frivolous communications and advertising, routine business matters (i.e. business inquiries, complaints, or suggestions) and personal grievances. However, any director may at any time request the Corporate Secretary to forward any and all communications received by the Corporate Secretary and not forwarded to the Board.

Executive Officers

The following sets forth the biographical information for each of Green Builder’s executive officers as of January 28, 2009.

Clark N. Wilson.  See Mr. Wilson’s biography above.

Cindy Hammes, 30, has served as our Vice President of Finance since January 2008.  From May 2007 to January 2008, she served as Controller of Wilson Holdings, Inc.  From July 2006 to May 2007, Ms. Hammes served as Controller for Andrew Harper Travel, a privately-held luxury travel services company.  From November 2003 to May 2006, Ms. Hammes served in various capacities at Capital Pacific Homes, a privately-held national homebuilding company, including as Controller/Division CFO and Senior Financial Analyst.  From August 2001 to November 2003, Ms. Hammes served in various capacities at Deloitte and Touche, LLP, including as a Senior Auditor.  Ms. Hammes is a Certified Public Accountant and holds a B.S. in Finance and Accounting from Kansas State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of a registered class of the Company’s equity securities are required to report their ownership of the Company’s common stock and other equity securities and any changes in that ownership to the SEC.  Based solely upon a review of forms received by us and written representations of the reporting persons, we believe that all filing requirements applicable to the Company’s officers, directors and greater than 10% shareholders have been met for the fiscal year ended September 30, 2008.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants. The code is intended to comply with Item 406 of Regulation S-B of the Securities Exchange Act of 1934. Our Code of Business Conduct and Ethics is posted on our Internet website under the “Corporate Governance” tab of our “Investors” page. Our Internet website address is http://www.greenbuildersinc.com.

Audit Committee

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

Our Audit Committee is comprised of Messrs. Gouline and Weber. Mr. Gouline serves as Chairman of the Audit Committee. Our Board of Directors has determined that all members of the Audit Committee are independent under the rules of the Securities and Exchange Commission. The Board further has determined that both Mr. Gouline and Mr. Weber qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Item 10.  Executive Compensation

Summary Compensation Table

Summary Compensation Table

Name & Principal Position	Year(1)	Salary ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Clark N. Wilson,	2008	276,000	–	–	276,000
Chairman, President	2007	203,138	–	1,061	204,199
& CEO	2006	240,000	–	4,275	244,275

Cindy Hammes	2008	112,500	–	–	112,500
Vice President of
Finance(3)

David Goodrum,	2008	120,750	–	–	120,750
Former VP of	2007	93,750	90,000	–	183,750
Land Development(4)	2006	102,500	5,250	6,000	113,750

The Company has not granted any bonuses, stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings in any of the periods represented by this table and those columns have been omitted.

(1)      All amounts listed for 2008 are for the fiscal year beginning October 1, 2007 and ending September 30,  2008.  All amounts listed for 2007 are for the transitional period beginning January 1, 2007 and ended September 30, 2007.  All amounts listed for 2006 are for the year  beginning January 1, 2006 and ending December 31, 2006.
(2)      Amounts calculated pursuant to SFAS 123R.
(3)      Ms. Hammes has served as our Vice President of Finance since January 2008 and as our Controller from May 2007 to January 2008.
(4)      Mr. Goodrum served as our Vice President of Land Development until September  2008.

Outstanding Equity Awards at Fiscal 2008 Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Clark N. Wilson	100,000	–	–	$2.00	5/28/2015	33,333	–	–	–
Cindy Hammes	50,000	–	–	$3.25	5/11/2017	32,881	–	–	–
	50,000	–	–	$1.65	9/16/2017	32,049	–	–	–
David Goodrum	64,167	–	–	$2.00	12/1/2008	35,833	–	–	–
	22,138	–	–	$2.26	12/1/2008	27,862	–	–	–
	26,114	–	–	$3.25	12/1/2008	23,886	–	–	–

Clark N. Wilson.  All outstanding options can be exercised.  66,667  options were vested as of September 30, 2008.

Cindy Hammes.  All outstanding options can be exercised.  50,000 shares granted May 14, 2007, 17,188 were vested as of September 30, 2008.  50,000 shares granted September 17, 2007, 12,991 were vested as of September 30, 2008.

David Goodrum. All outstanding options can be exercised.  100,000 shares granted August 30, 2005, 64,167 shares were vested as of September 30, 2008.  50,000 shares granted July 13, 2006, 22,138 of which were vested as of September 30, 2008.  50,000 shares granted May 18, 2007, 26,114 of which were vested as of September 30, 2008.  Mr. Goodrum’s service to the Company was terminated in September 2008 and all options owned by Mr. Goodrum expired in December 2008 prior to exercise.

Board of Director Compensation

Director Compensation

As the only director on our Board of Directors who also is an employee of our company, Clark Wilson does not receive any additional compensation for his service as a member of our Board of Directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. Our non-employee directors each received an option to purchase 20,000 shares of common stock upon joining our Board.  In addition, in fiscal 2008 our non-employee directors received an annual retainer of $25,000 but did not receive any stock options.  Audit committee members receive additional compensation equal to $5,000 per year and compensation committee members receive additional compensation equal to $3,000 per year.

Director Compensation – Fiscal 2008

Name	Fees Earned or Paid in Cash ($)	Total ($)

(a)	(b)	(h)

Victor Ayad	25,000	25,000

Jay Gouline	31,500	31,500

William Weber	-	-

Christopher Ney	33,000	33,000

Barry Williamson	33,000	33,000

The Company did not issue any stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other compensation and those columns have been omitted from the table above.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. No member of the Compensation Committee of our Board of Directors serves or has served as an officer or employee of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 28, 2009 (unless otherwise indicated), by:

•	each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;

•	each current director;

•	each current executive officer named in the summary compensation table above; and

•	all current directors and executive officers as a group.

Shares outstanding is based on 23,135,539 shares of common stock outstanding (shares of common stock subject to options or warrants which are currently exercisable or will become exercisable within 60 days after January 28, 2009 or issuable upon conversion of convertible notes are deemed outstanding for computing the percentage for the person or group holding such shares or warrants, but are not deemed outstanding for computing the percentage for any other person or group).  We also currently have outstanding options to purchase 1,474,083 shares of common stock, warrants to purchase 1,143,125 shares of our common stock at an exercise price of $2.00 per share, and convertible promissory notes which can be converted into 8,250,000 shares of our common stock at a conversion price of $2.00 per share. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

Name	Shares Owned	Percent of Class
Directors and Executive Officers
Clark N. Wilson (1)	13,699,888	58.6%
Victor Ayad (2)	120,000	*
Jay Gouline (3)	50,000	*
William Weber (3)	20,000	*
Cindy Hammes (3)	100,000	*
Current Directors and Officers as a Group (6 persons)	13,989,888	59.3
Other 5% Shareholders
Tejas Securities Group, Inc. 401(k) Plan & Trust FBO John J. Gorman, John J. Gorman TTEE (4)	4,145,213	17.2
Grandview LLC (5)	1,946,875	7.7
Harbert Management Corporation (6)	2,300,000	9.9
LC Capital Master Fund (7)	2,517,170	9.8%
*Less than 1%.

Notes Regarding Beneficial Ownership Table:

The address for all officers and directors is c/o Green Builders, Inc., 8121 Bee Caves Road, Austin, Texas  78746.

(1) Includes 12,460,826 shares held directly by Mr. Wilson, 100,000 shares issuable upon exercise of stock options, 125,000 shares issuable upon the conversion of convertible promissory notes, and 14,062 shares issuable upon the exercise of warrants. Also includes 1,000,000 shares held by certain trusts for the benefit of Mr. Wilson’s minor children. Mr. Wilson does not have voting or dispositive power over the shares held by such trusts and Mr. Wilson disclaims beneficial ownership of such shares.

(2) 40,000 shares listed as owned are issuable upon exercise of stock options.

(3) All shares listed as owned are issuable upon exercise of stock options.

(4) Includes 900,000 shares issuable upon conversion of convertible promissory notes and 101,250 shares issuable upon the exercise of warrants.  The mailing address of Tejas Securities Group, Inc. 401(k) Plan & Trust FBO John J. Gorman, John J. Gorman TTEE is 8226 Bee Caves Road, Austin, TX 78746.

(5) Share ownership pursuant to Schedule 13D/A filed October 3, 2006. All shares listed as owned are issuable upon conversion of convertible promissory notes and the exercise of warrants.  The mailing address of Grandview LLC is 666 Fifth Avenue, 8th Floor, New York, NY 10103.

(6) Share ownership pursuant to Schedule 13G filed June 4, 2007.  Each of Harbert Management Corporation, Philip Falcone, Raymond J. Harbert, and Michael D. Luce reported shared voting and dispositive power over the shares; each specifically disclaimed beneficial ownership in such shares, except to the extent of their pecuniary interest therein.  The mailing address of Harbert Management Corporation is One Riverchase Parkway South, Birmingham, Alabama 35244.

(7) Share ownership pursuant to Schedule 13D filed November 14, 2006. All shares listed as owned are issuable upon conversion of convertible promissory notes and the exercise of warrants. Pursuant to certain contractual agreements between LC Capital Master Fund and us, LC Capital Master Fund may only elect to convert that number of shares issuable upon conversion of its convertible promissory notes or exercise that number of shares issuable upon exercise of its warrants equal to 9.9% of our outstanding common stock. Absent such contractual agreements, LC Capital Master Fund would be deemed to beneficially own 4,171,875 shares of common stock, all of which would be issuable upon conversion of convertible promissory notes or exercise of warrants.  The mailing address of LC Capital Master Fund is 680 Fifth Avenue, Suite 1202, New York, NY 10019.

Equity Compensation Plan Information

The following table provides information as of September 30, 2008 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,474,083	$2.52	1,025,917

Equity compensation plans not approved by security holders	-	-	-
Total	1,474,083	$2.52	1,025,917

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Employment Agreement with Clark Wilson

On February 14, 2007, we entered into an employment agreement with Clark N. Wilson, our President and Chief Executive Officer. The agreement provides Mr. Wilson with a base salary of $240,000 per annum, subject to increase, but not decrease, based on Mr. Wilson’s performance, as determined by the Compensation Committee of the Board of Directors. In the event of the involuntary termination of Mr. Wilson’s service with us, the agreement provides for monthly payments equal to Mr. Wilson’s monthly salary payments to continue for 12 months. The agreement contains a provision whereby Mr. Wilson is not permitted to be employed in any position in which his duties and responsibilities comprise residential land development and homebuilding in Texas or in areas within 200 miles of any city in which we are conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction.

Consulting Arrangement with Audrey Wilson

On May 13 2008, we entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, our President and Chief Executive Officer. Pursuant to the consulting agreement, we agreed to pay Ms. Wilson $10,000 per month for a maximum of 6 months. Ms. Wilson agreed to devote at least twenty-five hours per week assisting us with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing our marketing strategy for marketing and sale of land to homebuilders. We believe that the services Ms. Wilson provided to us were provided at fair market value.

Director Independence

The Board of Directors conducts its business through meetings and through its committees.  The Board of Directors consisted of five directors at the start of fiscal 2008, one director resigned in August 2008, one director resigned in September 2008 and one director was added in September 2008.  The Company’s independent directors, as such term is defined in the NYSE Alternext US LLC Rules, are Victor Ayad , William E. Weber and Jay Gouline.  The Company’s sole non-independent director is Clarke Wilson.  All of the members of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent directors.

Item 13.  Exhibits

The Exhibit Index set forth below is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees paid or accrued to Green Builders for professional services rendered for the fiscal year ended September 30, 2008 (fiscal 2008) and the nine month period ended September 30, 2007 (fiscal 2007):

Fee Category	Fiscal 2008	Fiscal 2007
Audit Fees	$139,362	177,918
Audit-Related Fees	6,160	-
Tax Fees	11,760	17,170
All Other Fees	-	25,910
Total Fees	$157,282	220,998

The aggregate fees included in the Audit Fees category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees for each of the other categories are fees billed in the fiscal years.

Audit Fees.  Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-KSB, for the review of the financial statements included in our Quarterly Reports on Form 10-QSB and registration statement consent procedures. Audit fees in fiscal 2008 consisted of $139,362 and audit fees in fiscal 2007 consisted of $177,918.

Audit-Related Fees.  Consists of fees billed for consultation related to Sarbanes-Oxley compliance.  There were no audit related fees in fiscal 2007.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services included the preparation of our tax returns and work performed which was related to our change in independent auditors. We had tax fees of approximately $11,760 in fiscal 2008 and $17,170 in fiscal 2007.

All Other Fees.  Consists of fees incurred in connection with the preparation and filing of our Registration Statement on Form S-1.  We had no other fees in fiscal 2008 and other fees of approximately $25,910 in fiscal 2007.

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

GREEN BUILDERS, INC.

	By:	/s/ Clark N. Wilson
Clark N. Wilson
Date: January 28, 2009		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2009 .

Name	Title

/s/ Clark N. Wilson
Clark N. Wilson	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Cindy Hammes	Principal Financial Officer
Cindy Hammes

*	Director
Victor Ayad

*	Director
Jay Gouline

*	Director
William E Weber

*      By Power of Attorney

EXHIBIT INDEX

LIST OF EXHIBITS

31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32*	Certification of Principal Executive Officer and Principal Financial Officer
   * Filed herewith