Form 10-Q
period 2008-12-31
GREEN BUILDERS, INC
filed 2009-02-13
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to

Commission file number: 000-23819

GREEN BUILDERS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0547762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8121 Bee Caves Road, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(512) 732-0932
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at February 11, 2009 was 23,135,539.

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Green Builders, Inc. (“we,” “us,” or the “Company”) contains forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial conditions or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Whenever we refer in this filing to “Green Builders,” “the Company,” “we,” “us,” or “our,” we mean Green Builders, Inc., a Texas corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), and  GB Operations, Inc., a Texas corporation (“Green Builders”).  All references in this report to “$” or “dollars” are to United States of America currency.  References to “fiscal 2008” means our fiscal year ended September 30, 2008 and references to “fiscal 2009” means our fiscal year ending September 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREEN BUILDERS, INC.
Balance Sheets
As of December 31, 2008 and September 30, 2008
	(Unaudited)
	December 31, 2008	September 30, 2008

Cash and cash equivalents	$2,169,160	3,711,180
Inventory
Land and land development	32,255,047	32,738,655
Homebuilding inventories	6,504,624	8,204,129
Total inventory	38,759,671	40,942,784
Other assets	169,653	478,420
Debt Issuance costs, net of amortization	968,953	1,028,206
Property and equipment, net of accumulated depreciation and amortization of $149,724 and $84,005, respectively	1,360,026	1,418,588
Total assets	$43,427,463	47,579,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	821,064	1,690,763
Accrued real estate taxes payable	763,113	697,699
Accrued liabilities and expenses	593,700	421,385
Accrued interest	899,892	528,683
Deferred revenue	27,074	31,135
Lines of credit	13,371,647	15,779,310
Notes payable	14,474,620	14,474,620
Subordinated convertible debt, net of $2,547,285 and $2,686,872 discount, respectively	13,952,715	13,813,128
Total liabilities	44,903,825	47,436,723
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	27,992,189	27,949,903
Retained deficit	(29,491,687)	(27,830,584)
Total stockholders' equity (deficit)	(1,476,362)	142,455
Commitments and contingencies	-	-
Total liabilities and stockholders' equity	$43,427,463	47,579,178

See accompanying notes to the consolidated financial statements.

GREEN BUILDERS, INC.
Statements of Operations
Three Months Ended December 31, 2008 and 2007
	(Unaudited)	(Unaudited)
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

Revenues:
Homebuilding and related services	$4,236,450	-
Land sales	346,146	1,108,312
Remodeling revenues	270	-
Total revenues	4,582,866	1,108,312

Cost of revenues:
Homebuilding and related services	3,762,255	-
Land sales	272,232	709,055
Remodeling	600	-
Inventory impairments and land option cost write-offs	11,900	-
Total cost of revenues	4,046,987	709,055

Gross profit:
Homebuilding and related services	474,195	-
Land sales	73,914	399,257
Remodeling sales	(330)	-
Inventory impairments and land option cost write-offs	(11,900)	-
Total gross profit	535,879	399,257

Costs and expenses:
Corporate general and administration	818,289	1,680,714
Sales and marketing	493,914	255,299
Total costs and expenses	1,312,203	1,936,013
Operating loss	(776,324)	(1,536,756)
Other income (expense):
Interest and other income	97,843	93,195
Interest expense	(982,622)	(913,577)
Total other expense	(884,779)	(820,382)
Income before income taxes	(1,661,103)	(2,357,138)
Provision for income taxes	-	-
Net loss	$(1,661,103)	(2,357,138)

Basic and diluted loss per share	$(0.07)	(0.10)

Basic and diluted weighted average common shares outstanding	23,135,539	23,135,539

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Cash Flows
Three Months Ended December 31, 2008 and 2007

	(Unaudited)	(Unaudited)
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Cash flows from operating activities:
Net loss	$(1,661,103)	(2,357,138)
Non cash adjustments:
Amortization of convertible debt discount	139,587	139,587
Amortization of debt issuance costs	59,253	59,253
Stock-based compensation expense	42,286	639,701
Services provided without compensation by principal shareholders	-	30,000
Depreciation and amortization	97,013	129,486
Inventory impairments and land option cost write-offs	11,900	-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in total inventory	2,171,213	(5,905,708)
Decrease (increase) in other assets	277,473	(425,854)
Increase (decrease) in accounts payable	(869,699)	1,682,648
Increase (decrease) in real estate taxes payable	65,414	(85,637)
Increase in accrued expenses	172,315	582,586
Decrease in deferred revenue	(4,061)	(159,181)
Increase (decrease) in accrued interest	371,209	(182,506)
Net cash provided by (used in) operating activities	872,800	(5,852,763)
Cash flows from investing activities:
Purchase of fixed assets	(7,157)	(46,055)
Net cash used in investing activities	(7,157)	(46,055)
Cash flows from financing activities:
Decrease in restricted cash	-	(117,603)
Issuances of notes payable	-	1,053,450
Issuances and repayments of lines of credit, net	(2,407,663)	7,290,723
Repayments of notes payable	-	(2,947,679)
Net cash provided by (used in) financing activities	(2,407,663)	5,278,891
Net decrease in cash and cash equivalents	(1,542,020)	(619,927)
Cash and cash equivalents at beginning of period	3,711,180	13,073,214
Cash and cash equivalents at end of period	$2,169,160	12,453,287

Cash paid for interest	$464,745	935,539

See accompanying notes to the consolidated financial statements.

(1)         Organization and Business Activity

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the NYSE Alternext US LLC (formerly the American Stock Exchange).

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

The financial statements are presented on a going concern basis.  The Company has experienced significant losses and expects to continue to generate negative cash flows from operations.  This raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend upon its ability to restructure its existing debt and obtain additional capital.  Failure to restructure and obtain additional capital would result in a depletion of its available funds.

(2)         Liquidity and Capital Resources

Liquidity

The Company’s growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs. Until the Company begins to sell an adequate number of lots and homes to cover its monthly operating expenses, sales and marketing, general and administrative costs will deplete cash.   Due to current market conditions and slow home and land sales, the Company will need to obtain additional capital.  In addition the Company is seeking additional capital to support future growth and current operations for the next twelve months.

On December 31, 2008 the Company had approximately $2.2 million in cash and cash equivalents. The Company completed a public offering of its common stock in May 2007, resulting in net proceeds of approximately $14 million.

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent.  International Bank of Commerce, Laredo, Texas (“IBC Bank”) and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  The Credit Facility was reduced to $30 million in June 2008.  The initial maturity date for the Credit Facility was June 29, 2008.  The Company entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms.  Although the Company is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.   The Company received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named Receiver.

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

The Credit Facility contains customary covenants limiting the ability to take certain actions, including covenants that:

•	affect how the Company can develop its properties;
•	limit the ability to pay dividends and other restricted payments;
•	limit the ability to place liens on its property;
•	limit the ability to engage in mergers and acquisitions and dispositions of assets;
•	require the Company to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);
•	prohibit the ratio of debt (excluding convertible debt) to equity (including convertible debt) from exceeding 2.0 to 1.0 thereafter;
•	require the Company to maintain working capital of at least $15,000,000; and
•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes.

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;
•	the inaccuracy of a representation or warranty when made;
•	the failure to observe or perform covenants or agreements;
•	an event of default beyond any applicable grace period with respect to any other indebtedness;
•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;
•	any loan document, or any lien created thereunder, ceases to be in full force and effect;
•	the entry of a judgment greater than $1,000,000 that remains undischarged; or
•	a change of control.

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

 (3)         Summary of Significant Accounting Policies

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

(f)           Municipal Utility and Water District Receivables

The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID) (collectively, the “Districts”). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the Districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through December 31, 2008.  The Company has completed Phase 1 for the Rutherford West project and has approximately $1.1 million of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance. The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different to the actual reimbursements, it could have a material effect on the Company’s financial statements.

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

(g)           Debt Restructuring

The Company’s debt restructuring agreement has been accounted for in accordance with accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”.  The Company has treated the related warrants issued in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

(h)           Loss per Common Share

Earnings per share are accounted for in accordance with SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the statements of earnings.  Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at December 31, 2008 and 2007 because the effect would be anti-dilutive.  The stock options and warrants are convertible into common stock as summarized in the table below:

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007

Stock options	1,090,000	1,835,000
Common stock warrants	1,143,125	1,143,125
Subordinated convertible debt warrants	8,250,000	8,250,000
Total	10,483,125	11,228,125

(i)           Adoption of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective in fiscal year 2009.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

(4)         Inventory

The Company’s land and land development  inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction and units sold and under construction.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $575,000 at December 31, 2008 and September 30, 2008 respectively, of which all $575,000 is non-refundable if the Company does not exercise the option and purchase the land.

Of the earnest money capitalized, $400,000 is for the remaining 30 acres under option in Elm Grove.  The Company’s land purchase contract called for a purchase of the acreage in December 2008.  The purchase price is approximately $1.3 million less the outstanding earnest money.  A drainage issue created by another developer has altered the recorded plat and the manner in which the land was represented to the Company.  A temporary easement was utilized so the developer could install a drainage channel on the Company’s property; however, the current location of the drainage channel does not allow the Company to develop the land in accordance with the plat.  The Company is in negotiations with the seller and the developer regarding these issues.  The city will not issue any new permits to the developer, until the Company and the other developer have agreed on a solution to fix the drainage issue.  Pending the resolution of the drainage issues the Company will maintain the earnest money on its balance sheet.

As of December 31, 2008 the Company owned approximately 1,209 acres of unfinished acreage.  Below is a description of the property completed, owned or under contract by the Company at December 31, 2008:

Rutherford West – Rutherford West is a residential community located southwest of Austin. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  The Company commenced the development of this project in October 2006 and has completed development on a total of 58 lots in Phase 1.

Georgetown Village – Georgetown Village is a mixed use master-planned development in Williamson County, located north of Austin, Texas in Georgetown.  The Company purchased the land for this project pursuant to an option contract in August 2005.  Under the option contract the Company is required to purchase a minimum of 30 acres per year through 2017.  The Company commenced the development of this project in January 2006.  The Company completed development on a total of 120 lots in Section 6 and 100 lots in Section 9.

Villages of New Sweden – New Sweden is a master planned, mixed-use community which includes single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space in the Pflugerville, Texas school district.  The Company purchased the land for this project in October 2005 with a combination of bank financing, seller financing and cash on hand.

Elm Grove – Elm Grove is a residential project located south of Austin, Texas in the city of Buda.  The master plan includes single-family residential lots and open green space all within walking distance of Elm Grove elementary school.  The Company acquired the first phase of land for this project in December 2006.  The Company has completed development on a total of 105 lots in Phase 1.

In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the $7.3 million loan for Rutherford West and the $4.7 million loan for New Sweden. As of December 31, 2008 the Company had $380,823 in accrued interest for Rutherford West and $244,792 in accrued interest for New Sweden. The agreement allows deferral of the $380,823 and $244,792 of accrued interest until December 31, 2009 or until the property is sold. Effective January 1, 2009, the Company will begin paying 2% interest on each loan (Modified Interest Payment) and will accrue an additional 12% interest on the loan. In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares at December 31, 2009. The warrants call for a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012. The Company will be required to make monthly payments for 1/12th of the estimated 2009 property taxes. The agreement calls for the Company to list the property and retain a broker to market the property. In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the Lender who will at its sole discretion accept or reject the offer. In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the Corporate Guaranty will be returned, and the Borrower and Holder shall exchange mutual releases.

Below is a summary of the property completed, owned or under contract by the Company at December 31, 2008:

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Homebuilding Costs at December 31, 2008 (In thousands)	Texas County
Rutherford West	34	538	-	$9,970	Hays
Georgetown Village	125	119	419	9,820	Williamson
Villages of New Sweden	-	522	-	7,478	Travis
Elm Grove	73	30	31	4,899	Hays
Other land	-	-	-	88
Sub-total land	232	1,209	450	$32,255
Rutherford West	2	-	-	1,154	Hays
Georgetown Village	2	-	-	2,851	Williamson
Elm Grove	6	-	-	2,462	Hays
Other homebuilding	-	-	-	37
Sub-total homebuilding	10	-	-	$6,505
Total inventory	242	1,209	450	$38,760

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2008:

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Homebuilding Costs at September 30, 2008 (In thousands)	Texas County
Rutherford West	39	538	-	$10,179	Hays
Georgetown Village	126	119	419	10,127	Williamson
Villages of New Sweden	-	522	-	7,478	Travis
Elm Grove	72	30	31	4,875	Hays
Other land	-	-	-	80
Sub-total land	237	1,209	450	$32,739
Rutherford West	3	-	-	1,885	Hays
Georgetown Village	5	-	-	2,943	Williamson
Elm Grove	6	-	-	3,346	Hays
Other homebuilding	-	-	-	30
Sub-total homebuilding	14	-	-	$8,204
Total inventory	251	1,209	450	$40,943

(6)         Operating and Reporting Segments

The Company has three reporting segments: homebuilding and related services, land sales and remodeling sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales.  Land sales consist of land in various stages of development sold, including finished lots.  Remodeling includes remodeling products and services.  The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

The following table presents segment operating results before taxes for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31, 2008
	Homebuilding and Related Services	Land Sales	Remodeling Sales	Total
Revenues from external customers	$4,236,450	$346,146	$270	$4,582,866
Costs and expenses:
Cost of revenues	3,762,255	272,232	600	4,035,087
Impairment and write-offs	11,900	-	-	11,900
Selling, general and administrative	844,323	455,003	12,877	1,312,203
Interest & other income	(53,814)	(44,029)	-	(97,843)
Interest expense	258,062	724,560	-	982,622
Total costs and expenses	4,822,726	1,407,766	13,477	6,243,969
Loss before taxes	$(586,276)	$(1,061,620)	$(13,207)	$(1,661,103)
Segment Assets	$9,585,176	$33,842,260	$27	$43,427,463
Capital expenditures	$7,157	$-	$-	$7,157

	Three Months Ended December 31, 2007
	Homebuilding and Related Services	Land Sales	Total
Revenues from external customers	$-	$1,108,312	$1,108,312
Costs and expenses:			-
Cost of revenues	-	709,055	709,055
Impairment and write-offs	-	-	-
Selling, general and administrative	1,273,058	662,955	1,936,013
Interest & other income	(51,257)	(41,938)	(93,195)
Interest expense	190,210	723,367	913,577
Total costs and expenses	1,412,011	2,053,439	3,465,450
Loss before taxes	$(1,412,011)	$(945,127)	$(2,357,138)
Segment Assets	$14,810,802	$41,483,130	$56,293,931
Capital expenditures	$41,450	$4,606	$46,055

(7)         Related Party Transactions

Issuance of Convertible Debt

In connection with the placement of an additional $6.75 million of the Company’s convertible promissory notes in September 2006, it entered into an additional agreement with Tejas Securities Group, Inc. pursuant to which Tejas Securities Group, Inc. served as the Company’s Placement Agent in connection with the offering. Pursuant to this agreement, the Company paid Tejas Securities Group, Inc. commissions of $70,000, issued 750,000 warrants, and reimbursed the Placement Agent for its expenses. John J. Gorman is the Chairman of the Board of the Placement Agent and of Tejas Incorporated, the parent company of the Placement Agent. Mr. Gorman is the beneficial owner of approximately 4.1 million shares of the Company’s common stock. Clark N. Wilson, who serves as the Company’s President and Chief Executive Officer and is a director of the Company, served on the board of directors of Tejas Incorporated from October 1999 through March 2008, and was compensated for such service.  Mr. Wilson owns 1,000 shares of Tejas Incorporated common stock.  Mr. Wilson is the Company’s largest stockholder  and its President and Chief Executive Officer.

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006. The lease requires monthly payments of approximately $12,000 per month for 36 months. The lease was with a subsidiary of Tejas Incorporated until January 2008.  In January 2008 the building being leased was bought by an unrelated party.  The Company believes that the lease is paid at fair market value for similar space in the Austin, Texas commercial real estate market.

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, its President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing the Company’s marketing strategy.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continued to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, for the three months ended December 31, 2007, the Company recorded $30,000 as compensation expense and credited equity for services recorded at fair market value. On May 13, 2008, the Company entered into a new agreement with Ms. Wilson in which she was to be paid $10,000 per month for a maximum of 12 months.  In an effort to reduce Company expenditures as of December 31, 2008, Ms. Wilson will no longer be paid for any consulting services she provides to the Company. The company paid Audrey Wilson $30,000 for services performed in the three months ended December 31, 2008.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, the Company’s President and Chief Executive Officer.  The Company paid Wilson Roofing approximately $101,000 and $89,000 for the three months ended December 31, 2008 and 2007.   Management believes that services were provided at fair market value.

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

Lease Obligations

In September 2006, the Company entered into a 36 month agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006.  The lease requires monthly payments of approximately $12,000 per month.  In September 2008, the Company subleased out approximately 1,626 square feet of the property.  The sublease requires monthly payments to Green Builders, Inc. for $5,000 per month for 12 months.  The Company entered into sale/leaseback agreements for three of its model homes.  Two of the contracts were entered into in August 2008 and one in September 2008.  The leasebacks of the three model homes require monthly payments of approximately $7,300 per month for 24 months.   The Company also has office equipment leases and job trailer leases. The Company’s future minimum lease payments for future fiscal years are as follows:

	2009	2010	2011	2012	2013
Lease obligations	$158,848	87,534	240	240	240

Employment Agreements with Executive Officers

On February 14, 2007, the Company entered into an employment agreement with Clark N. Wilson, its President and Chief Executive Officer. In the event of the involuntary termination of Mr. Wilson’s service with the Company, the agreement provides for monthly payments equal to Mr. Wilson’s monthly salary payments to continue for 12 months. The agreement contains a provision whereby Mr. Wilson is not permitted to be employed in any position in which his duties and responsibilities comprise of residential land development and homebuilding in Texas or in areas within 200 miles of any city in which the Company is conducting land development or homebuilding operations at the time of such termination of employment for a period of one year from the termination of his employment, if such termination is voluntary or for cause, or involuntary and in connection with a corporate transaction.

 Consulting Arrangement with Arun Khurana

On September 18, 2007, the Company entered into a consulting agreement with Arun Khurana, its Vice President and Chief Financial Officer, pursuant to which Mr. Khurana transitioned from his position as an executive officer of the Company into a consulting role.  The agreement began on December 31, 2007 and ended on October 31, 2008.  The transition into a consulting role was part of the Company’s efforts to reduce its expenditures as the Company has decided to focus its efforts on commencing its homebuilding operations.  During the consulting term, Mr. Khurana received a consulting fee of $11,500 per month. All of his unvested options to purchase the Company’s common stock vested in full on October 31, 2007 and were expensed to stock compensation expense.

(9)         Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at December 31, 2008 and September 30, 2008:

		Rate	Status	Maturity Date	12/31/2008	9/30/2008
					(In Thousands)
a	Notes payable, land	12.50%	Modification Agreement entered January 2009	Dec-31-09	$4,700	4,700
b	Notes payable, seller financed	7% & Prime + 2%	Default as of October 2008	Oct. 2010/11	2,475	2,475
c	Notes payable, land	12.50%	Modification Agreement entered January 2009	Dec-31-09	7,300	7,300
d	Line of Credit, $30 million facility, land, land development, and homebuilding	Prime+.25%	Expired as October 2008	Oct-1 08	13,371	15,779
e	2005 $10 million, Subordinated convertible notes, net of discount of $350 thousand and $372 thousand, respectively	5.00%	Cross-default as of March 2008	Dec-1-12	9,650	9,628
f	2006 $6.50 million, Subordinated convertible notes, net of discount of $2,197 and $2,314 thousand respectively	5.00%	Cross-default as of March 2008	Sep-1-13	4,303	4,185
		Total			$41,799	44,067

(a)           In March 2007, the Company secured a $4.7 million term land loan to finance approximately 522 acres in Travis County.  The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee.  The loan is secured by the underlying land and is guaranteed by the Company.  The Company is currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.  In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the the loan.  As of December 31, 2008 the Company had $244,792 in accrued interest for New Sweden.  The agreement allows deferral of the accrued interest until December 31, 2009 or until the property is sold.  Effective January 1, 2009, the Company will begin paying 2% interest on each loan (Modified Interest Payment) and will accrue an additional 12% interest on the loan.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares at December 31, 2009.  The warrants call for a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrants were valued based on the fair value of the Company’s common stock on the issuance date of  $0.23, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrants of 4 years; and a 60% volatility factor, resulting in an immaterial value. The Company will be required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the Lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the Corporate Guaranty will be returned, and the Borrower and Holder shall exchange mutual releases.

(b)           As part of the purchase of 522 acres in Travis County described above, the Company entered into four notes payable, seller financed with a cumulative balance of approximately $2.5 million. Three of the notes payable with a cumulative balance of $1.9 million are at an interest rate of 7.0% and the fourth note payable issued for approximately $600,000 is at an interest rate of prime rate with an anniversary date of October 12 of each year plus 2.0%. The terms of the note were modified in October 2007 with the principal payments extended for one year.  The revised terms of the notes payable now call for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1.0 million due in October 2011.  The Company has not made interest payments since October 2008 and is currently in default on the loan.  The Company is currently in negotiations to dispose of the assets including but not limited to deed in lieu of foreclosure of these assets.

(c)           In February 2007 the company secured a $7.3 million land loan to finance approximately 538 acres in Hays County. The interest rate is 12.5% annually and requires monthly interest payments, with a maturity of two years and is renewable for an additional year for a 1% loan fee. The Company has not made interest payments since August 2008 and is currently in default on the loan.  The loan has no financial covenants.  The loan is secured by the underlying land and is guaranteed by the Company.  In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan for Rutherford West.  As of December 31, 2008 the Company had $380,823 in accrued interest for Rutherford West.  The agreement allows deferral of the accrued interest until December 31, 2009 or until the property is sold.  Effective January 1, 2009, the Company will begin paying 2% interest on each loan (Modified Interest Payment) and will accrue an additional 12% interest on the loan.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares at December 31, 2009.  The warrants call for a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrants were valued based on the fair value of the Company’s common stock on the issuance date of  $0.23, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrants of 4 years; and a 60% volatility factor, resulting in an immaterial value.  The Company will be required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the Lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the Corporate Guaranty will be returned, and the Borrower and Holder shall exchange mutual releases.

 (d)           In June 2007 the Company established a $55 million Credit Facility with a syndicate of banks.  In June 2008 the Credit Facility was reduced to $30 million.  The Company has been out of compliance with certain covenants under the loan agreement since March 2008.  On October 1, 2008 the line expired.  The Company currently has approximately $13.4 million in borrowings for land and home construction.  The Company is in negotiations with the banks to extend the payoff of the current borrowings.  The Company has continued to receive draws for its homebuilding loans.

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

Subordinated Convertible Note at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Notional balance	$10,000,000	10,000,000
Unamortized discount	(350,020)	(371,986)
Subordinated convertible debt balance, net of unamortized discount	$9,649,980	9,628,014

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

Subordinated Convertible Note at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Notional balance	$6,500,000	6,500,000
Unamortized discount	(2,197,265)	(2,314,976)
Subordinated convertible debt balance, net of unamortized discount	$4,302,735	4,185,024

 (10)        Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.

(11)         Common Stock Option / Stock Incentive Plan

In August 2005, the Company adopted the Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan or the Stock Option Plan. The plan contains two separate equity programs: 1) the Option Grant Program for eligible persons at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the merger of the Company and WFC was determined by the Board of Directors (the “Board”) as of the grant date. This plan was assumed by Green Builders, Inc. The fair value of the options granted under the plan was determined by the Board prior to the merger of the Company and WFC.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or members of the board of directors of any parent or subsidiary.

The stock issued under the Stock Option Plan shall not exceed 2,500,000 shares. Unless terminated at an earlier date by action of the Board, the Stock Option Plan terminates upon the earlier of (1) the expiration of the ten year period measured from the date the Stock Option Plan is adopted by the Board or (2) the date on which all shares available for issuance under the Stock Option Plan shall have been issued as fully-vested shares.

The Company had 1,410,000 shares of common stock available for future grants under the Stock Option Plan at December 31, 2008.   Compensation expense related to the Company’s share-based awards for the three months ended December 31, 2008 and 2007 was approximately $42,000 and $640,000, respectively.   Before January 1, 2006, options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the three months ended December 31, 2008, the Company issued options to purchase shares of common stock at an exercise prices at $0.23 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: interest rate of 3.76%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to be $0.13 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the three months ended December 31, 2008 is as follows:

	Share Roll Forward	Ranges Of Exercise Prices	Weighted-Average Exercise Price
Balance September 30, 2008	1,474,083	$0.80 - $3.25	$2.52
Granted	25,000	$0.23	$0.23
Forfeited	(409,083)	$0.44 - $3.25	$2.45
Balance December 31, 2008	1,090,000	$0.23 - $3.25	$2.50

The following is a summary of options outstanding and exercisable at December 31, 2008:

Outstanding			Vested
Number of Shares	Weighted Average			Weighted Average
Subject to	Remaining			Remaining
Options	Contractual Life	Weighte Average	Number of Vested	Contractual Life	Weighted Average
Outstanding	(in years)	Exercise Price	Shares	(in years)	Exercise Price
1,090,000	4.51	2.50	826,009	3.22	2.70

At December 31, 2008, there was approximately $365,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan.

(12)         Subsequent Events

 On January 23, 2009, the Company received notice from the staff of the NYSE Alternext US LLC (the "Exchange") that, based on their review of publicly available information, the Company does not currently meet certain of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide (the “Company Guide”). In particular, the Exchange noted that the Company is not considered to be in compliance with Section 1003(a)(i) of the Company Guide because it reported stockholders' equity of less than $2,000,000 and losses from continuing operations and net losses in two of its three most recent fiscal years; it is not considered to be in compliance with Section 1003(a)(ii) of the Company Guide because it reported stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; it is not considered to be in compliance with Section 1003(a)(iii) of the Company Guide because it reported stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years; and is not considered to be in compliance with Section 1003(a)(iv) of the Company Guide because it had sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company would be able to continue operations and/or meet its obligations as they mature.

In order to maintain listing of the Company's common stock on Exchange, the Company must submit a plan by February 23, 2009, advising the Exchange of the actions the Company has taken, or will take, that would bring it into compliance with Section 1003(a)(iv) of the Company Guide by July 23, 2009, and Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of eighteen months (the “Plan”). The Company will evaluate whether or not it will submit a Plan. Assuming a Plan is submitted, if the Exchange accepts the Plan, then the Company may be able to continue its listing during the plan period, during which time the Company will be subject to periodic review to determine whether it is making progress consistent with the Plan. If the Company fails to submit a Plan acceptable to the Exchange, or even if accepted, if the Company is not in compliance with the continued listing standards at the end of the plan period or the Company does not make progress consistent with the Plan during such period, then the Exchange would be expected to initiate delisting proceedings.

The Company's common stock continues to trade on the Exchange. The Exchange has advised the Company that the Exchange is utilizing the financial status indicator fields in the Consolidated Tape Association's Consolidated Tape System and Consolidated Quote Systems Low Speed and High Speed Tapes to identify companies that are in noncompliance with the Exchange's continued listing standards. Accordingly, the Company will become subject to the trading symbol extension ".BC" to denote such noncompliance.  The Company intends to explore all of its options and at this time does not know whether it will be able to take the steps to regain compliance with the Exchange’s continued listing standards within the time frame noted above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a real estate development and homebuilding company.  We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We build energy efficient homes in Austin, Texas and we make it a priority to fully utilize sustainable building practices and to use earth-friendly products and materials.

From late 2007 through December 31, 2008 our business has been significantly impacted by the continued deterioration of the real estate and homebuilding industry.  Although central Texas has been less affected than other areas, national real estate trends and global economic conditions have had a significant impact on home buyers and lenders and we believe that sales of new homes in our market may continue to decline in fiscal 2009.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.

In June 2007 we purchased Green Builders, Inc. and commenced our homebuilding operations under that name.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  Substantially all of our construction work is performed by subcontractors who are retained for specific subdivisions pursuant to contracts entered in.  We intend to build homes on some of the lots we currently have completed and sell those as finished homes as well as continue to sell lots to other builders.  We are currently exploring options with other developers to enter into agreements that would give us the option to purchase additional finished lots in the future. In November 2008 we updated our homebuilding services to include “build on your lot”.  “Build on your lot” allows customers to build our existing plans on lots that they own.

Prior to our acquisition of Green Builders, we were solely focused on the acquisition of undeveloped land that we believed, based on our research of population growth patterns and infrastructure development, was strategically located.  We have funded these acquisitions primarily with bank debt and cash we raised from financing activities.  We currently have completed 220 lots in Georgetown Village, 105 lots in Elm Grove and 58 lots in Rutherford West.  This portion of our business focus has required the majority of our financial resources.  Due to the continued deterioration of the homebuilding industry and based on our current liquidity, we are currently in negotiations to dispose of some of our land positions including but not limited to deed in lieu of foreclosure of these assets.

In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  A focus of our business had been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the homebuilding industry both nationally and to a lesser extent locally, during the second quarter of 2007 and continuing through December 2008, demand for finished lots by national homebuilders is, and we expect will continue to be, significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our homebuilding business.  We believe that retaining some of our lots for use in homebuilding activities will allow us to generate homebuilding revenue to replace some of the revenue from the loss of sales of these finished lots.  We will continue to pursue lot sales contracts with both national and regional builders.

In November 2008 we expanded our services to include “green” remodeling of existing homes.  We have taken a comprehensive approach to engaging in the green remodeling business and offer customers a “one-stop” process for updating their existing home with a focus on energy efficiency.  Our green remodeling program currently caters to existing homeowners in the Austin, Texas area who want to reduce home energy demands and utility bills, lessen home maintenance costs and increase the comfort of their home.  Initially we anticipate that substantially all of our construction work will be performed by subcontractors.  By subcontracting out the work, there is limited additional capital required to enter this business line.  We also feel that entering into remodeling will help us supplement revenue during this slowdown in the real estate industry. To date we have received some energy audit requests and are reviewing the results and discussing the next steps with our customers.  We have received immaterial amounts of revenue from remodeling operations. We expect to see additional revenues from these operations during fiscal 2009.

Comparison of Three Months Ended December 31, 2008 and 2007

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Change	Change %
Revenues
Homebuilding and related services revenues	$4,236,450	$-	$4,236,450	n/a
Land revenues	346,146	1,108,312	(762,166)	-69%
Remodeling revenues	270	-	270	n/a
Gross Profit
Homebuilding and related services gross profit	474,195	-	474,195	n/a
Land gross profit	73,914	399,257	(325,343)	-81%
Remodeling gross profit	(330)	-	(330)	n/a
Inventory impairments and land option cost write-offs	(11,900)	-	(11,900)	n/a
Costs & Expenses
Operating expenses	1,312,203	1,936,013	(623,810)	-32%
Operating Loss	(776,324)	(1,536,756)	760,432	-49%
Net Loss	$(1,661,103)	$(2,357,138)	$696,035	-30%

Homebuilding and Related Services Revenues

Background – Homebuilding and related services revenue consists of revenue from home sales.  Prior to fiscal 2008, all home sales were generated by our homebuilder customers utilizing our homebuilder services.  In June 2007 we acquired Green Builders, Inc and commenced our homebuilding activities.  We sell homes in the Austin, Texas area for prices ranging from $180,000 to $600,000.  For the three months ended December 31, 2008 we had twelve home sales and seven cancellations for a total of five net sales.  We had seventeen home closings.  Revenue is not recognized until the home closing is finalized.  At December 31, 2008, we had eight completed speculative units, two speculative units under construction, seven completed models, and 19 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.  We believe that the turmoil in the mortgage market combined with national publicity of significantly deteriorating general and economic conditions has caused a lack of urgency for buyers.  We expect that they will continue to be slow throughout fiscal 2009.  In accordance with these anticipated market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

Revenues - During the three months ended December 31, 2008, home sales accounted for approximately 93% of revenues.  For the three months ended December 31, 2008 there were seventeen home closings at an average sales price of $249,000.  During the three months ended December 31, 2007, we had no revenue from homebuilding or homebuilding services.

Gross Profit- Gross profit percentage before impairments was 11% for the three months ended December 31, 2008.  During fiscal year 2008 we reviewed our homebuilding inventory for impairments.  We determined that we had $11,900 in impairments on speculative units.  The impairment analysis for each of our communities generally assumed that sales prices in future periods would be equal to current sold unit’s prices.

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

Revenues –Revenue from the sale of land decreased by 69% during the three months ended December 31, 2008, compared to the three months ended December 31, 2007.  During the three months ended December 31, 2008 we closed six finished lots as compared to eleven finished lots for the three months ended December 31, 2007.  In addition for the three months ended December 31, 2007 we had $349,000 in land revenues for the sale of five acres of Highway 183.

Gross Profit- Gross profit as a percentage of sales decreased from 36% to 21% for the three months ended December 31, 2008.  The decrease in margin percentage is due to the higher margin earned on the Highway 183 sale.

General and Administrative Expenses

Breakdown of G&A Expenses	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$283,963	$502,749	$(218,786)	-77%
Stock compensation expense	42,286	639,700	(597,414)	-1413%
Legal, accounting, auditing, consultants, and investor relations	122,721	221,674	(98,953)	-81%
General overhead, including office expenses, insurance, and travel	140,580	254,205	(113,625)	-81%
Restructuring expenses	169,486	-	169,486	n/a
Amortization of subordinated debt costs and transaction costs	59,253	62,385	(3,132)	-5%
Total G&A	$818,289	$1,680,713	$(862,424)	15%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal and general office expenses and insurance.  During the three months ended December 31, 2008 and December 31, 2007, salaries, benefits, taxes and related employee expenses totaled approximately $284,000 and $503,000, respectively, and represented approximately 35% and 30%, respectively, of total general and administrative expenses for the periods.  The decrease for the year is due to a decrease in headcount.

Stock compensation expense was approximately $42,000 and $640,000 for the three months ended December 31, 2008 and 2007, respectively.  The decrease in stock compensation expense was due to acceleration of the stock option expense for our former CFO expensed for the three months ended December 31, 2007.  In addition, the decrease is also due to a decrease in headcount from 25 employees at December 31, 2007 to 16 employees at December 31, 2008.

Legal, accounting, audit, consulting and investor relation expense totaled $123,000 and $222,000 for the three months ended December 31, 2008 and 2007, respectively.  General overhead, including office expenses, insurance, and travel totaled $141,000 and $254,000 for the three months ended December 31, 2008 and 2007, respectively.  The decrease in these general and administrative costs resulted from our initiative to control costs.

Restructuring expenses relates to expenses incurred to restructure our debt agreement with Graham Mortgage Capital and our syndicate of banks.  In the prior year we incurred no expenses for restructuring.

Amortization of subordinated convertible debt issuance costs was approximately $60,000 and $62,000 for the three months December 31, 2008 and 2007, respectively.

Sales and Marketing Expenses

Sales and marketing expenses include selling costs, commissions, salaries and related taxes and benefits, finished inventory maintenance and property tax expense, marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  The increase was due to an increase in commissions and closing costs due to an increase in homebuilding revenue for the three months ended December 31, 2008.

Interest Expense and Income

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Change	Change %
Interest expense - convertible debt	$206,250	$206,250	-	0%
Interest discount expense - convertible debt	139,587	139,587	-	0%
Interest expense - land and development loans	636,785	567,740	69,045	12%
Interest income and misc income	(97,843)	(93,195)	(4,648)	5%
Total interest and other expense and income	$884,779	$820,382	64,397	8%

Interest expense for land and development loans increased by approximately $69,000 for the three months ended December 31, 2008 over the same period in 2007.  The increase is attributable to expense of interest expense for property not under development.

Financial Condition and Capital Resources

Liquidity

On December 31, 2008 we had $2.2 million in cash and cash equivalents.  We will need to raise additional cash to continue our business, whether through the sale of debt, equity, or combination thereof or through the sale of certain of our assets. We completed a public offering of our common stock in May 2007, resulting in net proceeds to us of approximately $14 million.

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

The Credit Facility contains customary covenants limiting our ability to take certain actions, including covenants that:

•	affect how we can develop our properties;
•	limit the ability to pay dividends and other restricted payments;
•	limit the ability to place liens on its property;
•	limit the ability to engage in mergers and acquisitions and dispositions of assets;
•	require us to maintain a minimum net worth of $20,000,000, including subordinated debt (although the minimum net worth may be $17,000,000 for one quarter);
•	prohibit the ratio of debt (excluding convertible debt) to equity (including convertible debt) from exceeding 2.0 to 1.0;
•	require us to maintain working capital of at least $15,000,000; and
•	limit the number of completed speculative homes to 12% of the total borrowing base available for homes.

An event of default will occur under the Credit Facility if certain events occur, including the following:

•	a failure to pay principal or interest on any loan under the Credit Facility;
•	the inaccuracy of a representation or warranty when made;
•	the failure to observe or perform covenants or agreements;
•	an event of default beyond any applicable grace period with respect to any other indebtedness;
•	the commencement of proceedings under federal, state or foreign bankruptcy, insolvency, receivership or similar laws;
•	any loan document, or any lien created thereunder, ceases to be in full force and effect;
•	the entry of a judgment greater than $1,000,000 that remains undischarged; or
•	a change of control.

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

Our growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, our sales, marketing, general and administrative costs will deplete cash.  Due to current market conditions and slow home and land sales, we will need to obtain additional capital.  We are currently in negotiations to dispose of some of our current land positions, but there is no assurance that we will be successful in selling these land positions at an acceptable price or at all.  In addition we are seeking additional capital in the form of debt or equity to support future growth and current operations.  We do not have sufficient cash to continue operations for the next twelve months.  We will need to raise additional cash to continue our business, whether through the sale of debt, equity, or combination thereof or through the sale of certain of our assets.

Capital Resources

We have raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of our common stock completed in May 2007.  We entered into a $55 million revolving Credit Facility that was reduced to $30 million in June 2008. The initial maturity date for the Credit Facility was June 29, 2008.  We entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms.  Although WFC is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.  We were notified on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named Receiver.  Land and homes under construction comprise the majority of our assets. These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.  We are considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.  We are also in negotiation to deed in lieu of foreclosure some of our land positions.  We expect that we will incur losses in 2009.  Due to current market conditions and slow home and land sales, we anticipate that we will need additional capital to support operations for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

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

Municipal Utility and Water District Receivables

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2.  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases.  It can take several years before the assessed value is sufficient to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through December 31, 2008 for costs spent for Rutherford West Phase 1.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1million of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by the District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.

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

Debt Restructuring

The debt restructuring agreement has been accounted for in accordance with accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”.  The related warrants issued have been treated in accordance with “APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective beginning with our fiscal year 2009. The adoption of this standard did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for our fiscal year 2009.   The adoption of this standard did not have a material impact on our financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our long-term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.  We currently had approximately $16 million in variable interest debt at December 31, 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Principal Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended December 31, 2008, the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to the significant deficiency described in our annual report filed December 23, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 1A.	RISK FACTORS

           In addition to the risk factors previously identified in our annual report on Form 10-KSB for the year ended September 30, 2008, we add the following risk factor:

We have received notice from the NYSE Alternext notifying us of our failure to satisfy several continued listing rules or standards, which could result us being subject to delisting procedures.

Our common stock is listed on the NYSE Alternext (formerly the American Stock Exchange) under the symbol "GBH." All companies listed on NYSE Alternext are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels, share price requirements and other rules and regulations of the NYSE Alternext. On January 23, 2009, we received notice from the staff of the NYSE Alternext indicating that we were not in compliance with certain continued listing standards under Section 1003(a) of the NYSE Alternext's Company Guide (the "Company Guide") relating to the level of our stockholders' equity and our losses from continuing operations and net losses.   The NYSE Alternext may seek to suspend or delist our common stock if we are unable to gain compliance with the Company Guide. In addition, the NYSE Alternext has advised us that we should consider effecting a reverse stock split to address our low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock.  If our common stock were suspended or delisited it could materially adversely affect its market value and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1	Modification and Forbearance Agreement for Graham Mortgage Capital (filed as Exhibit 10.1 to Registrants Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)
10.2	Modification and Forbearance Agreement for Graham Mortgage Capital (filed as Exhibit 10.2 to Registrants Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREEN BUILDERS, INC.

Date: February 13, 2009	By:	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Modification and Forbearance Agreement for Graham Mortgage Capital (filed as Exhibit 10.1 to Registrants Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)
10.2	Modification and Forbearance Agreement for Graham Mortgage Capital (filed as Exhibit 10.2 to Registrants Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002