Form 10-K/A
period 2008-09-30
GREEN BUILDERS, INC
filed 2009-05-07
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2 to Form 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23819

GREEN BUILDERS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	76-0547762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

8121 Bee Caves Rd., Austin, TX	78746
(Address of Principal Executive Offices)	(Zip Code)
512-732-0932
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

As of  May 7, 2009  the registrant had 23,135,539 outstanding shares of common stock.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to our Annual Report on Form 10-KSB for the year ended September 30, 2008 is filed to correct certain errors contained in the conformed copies of Exhibits 31.1 and 31.2 that relate to our original filing. The corrected conformed copy of the certifications to our original filing are each dated December 23, 2008, the date of the original filing, and are filed as Exhibits 31.1 and 31.2 to this Amendment No. 2, respectively.  This Amendment No. 2 does not reflect events occurring after the filing of the Annual Report on Form 10-KSB on December 23, 2008, nor does it modify or update those disclosures presented therein, expect with regard to the specific modifications described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2 on Form 10-K/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits 31.3, 31.4 and 32 hereto. Therefore, Part III, Item 13 of the original filing has been amended to reflect the new certifications described above.

The only changes from the original filing made by this Amendment No. 2 are to Part III, Item 13 and Exhibits 31.1 and 31.2.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BUILDERS, INC.

	By:	/s/ Clark N. Wilson
Clark N. Wilson
Date: May 7, 2009		President and Chief Executive Officer

	By:	/s/ Cindy Hammes
Cindy Hammes
Date: May 7, 2009		Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 7, 2009.

Name	Title

/s/ Clark N. Wilson
Clark N. Wilson	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Cindy Hammes	Principal Financial Officer
Cindy Hammes

*	Director
Jay Gouline

*	Director
William E Weber

*      By Power of Attorney

EXHIBIT INDEX
LIST OF EXHIBITS

31.1*	(Corrected) Certification of Principal Executive Officer
31.2*	(Corrected) Certification of Principal Financial Officer
31.3*	Certification of Principal Executive Officer
31.4*	Certification of Principal Financial Officer
32*	Certification of Principal Executive Officer and Principal Financial Officer
   * Filed herewith