Form 10-Q
period 2009-03-31
GREEN BUILDERS, INC
filed 2009-05-15
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to____

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

N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at May 14, 2009 was 23,135,539.

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

Please see “Part I, Item 1—Risk Factors” of our annual report on Form 10-KSB for the year ended September 30, 2008, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Whenever we refer in this filing to “Green Builders,” “the Company,” “we,” “us,” or “our,” we mean Green Builders, Inc., a Texas corporation, and, unless the context indicates otherwise, its predecessors and subsidiaries, including its wholly owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), and  GB Operations, Inc., a Texas corporation (“GB Operations”).  All references in this report to “$” or “dollars” are to United States of America currency.  References to “fiscal 2008” means our fiscal year ended September 30, 2008 and references to “fiscal 2009” means our fiscal year ending September 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREEN BUILDERS, INC.
Balance Sheets
As of March 31, 2009 and September 30, 2008

	March 31, 2009	September 30, 2008
	(Unaudited)
Cash and cash equivalents	$1,391,819	3,711,180
Inventory
Land and land development	31,820,538	32,738,655
Homebuilding inventories	4,739,859	8,204,129
Total inventory	36,560,397	40,942,784
Other assets	89,885	478,420
Debt Issuance costs, net of amortization	909,700	1,028,206
Property and equipment, net of accumulated depreciation and amortization of $210,315 and $84,005, respectively	1,299,435	1,418,588
Total assets	40,251,236	47,579,178
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	617,574	1,690,763
Accrued real estate taxes payable	131,666	697,699
Accrued liabilities and expenses	533,393	421,385
Accrued interest	1,357,559	528,683
Deferred revenue	23,013	31,135
Lines of credit	11,860,002	15,779,310
Notes payable	14,474,620	14,474,620
Subordinated convertible debt, net of $2,407,698 and $2,686,872 discount, respectively	14,092,302	13,813,128
Total liabilities	43,090,129	47,436,723
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	28,036,212	27,949,903
Retained deficit	(30,898,241)	(27,830,584)
Total stockholders' deficit	(2,838,893)	142,455
Commitments and contingencies	-	-
Total liabilities and stockholders' deficit	$40,251,236	47,579,178

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Operations
For the Three and Six Months Ended March 31, 2009 and 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Revenues:
Homebuilding and related services	$3,145,323	484,511	7,381,773	484,511
Land sales	47,000	657,036	393,146	1,765,348
Remodeling revenues	270	-	540	-
Total revenues	3,192,593	1,141,547	7,775,459	2,249,859

Cost of revenues:
Homebuilding and related services	2,674,477	405,558	6,436,732	405,558
Land sales	32,690	222,484	304,922	931,539
Remodeling	300	-	900	-
Inventory impairments and land option cost write-offs	11,000	-	22,900	-
Total cost of revenues	2,718,467	628,042	6,765,454	1,337,097

Total gross profit	474,126	513,505	1,010,005	912,762

Costs and expenses:
Corporate general and administration	532,810	949,243	1,351,099	2,629,957
Sales and marketing	361,453	501,250	855,367	756,549
Total costs and expenses	894,263	1,450,493	2,206,466	3,386,506
Operating loss	(420,137)	(936,988)	(1,196,461)	(2,473,744)
Other income (expense):
Interest and other income	12,987	65,763	110,830	158,958
Interest expense	(999,404)	(774,437)	(1,982,026)	(1,688,014)
Total other expense	(986,417)	(708,674)	(1,871,196)	(1,529,056)
Income before income taxes	(1,406,554)	(1,645,662)	(3,067,657)	(4,002,800)
Provision for income taxes	-	-	-	-
Net loss	$(1,406,554)	(1,645,662)	(3,067,657)	(4,002,800)

Basic and diluted loss per share	$(0.06)	(0.07)	(0.13)	(0.17)

Basic and diluted weighted average common shares outstanding	23,135,539	23,135,539	23,135,539	23,135,539

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Cash Flows
For the Six Months Ended March 31, 2009 and 2008

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,067,657)	(4,002,800)
Non cash adjustments:
Amortization of convertible debt discount	279,174	279,174
Amortization of debt issuance costs	118,506	118,506
Stock-based compensation expense	78,809	675,635
Services provided without compensation by principal shareholders	7,500	60,000
Depreciation and amortization	173,635	192,722
Inventory impairments and land option cost write-offs	22,900	-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in total inventory	4,359,487	(12,946,240)
Decrease (increase) in other assets	341,210	(147,166)
Increase (decrease) in accounts payable	(1,073,189)	2,615,024
Increase (decrease) in real estate taxes payable	(566,033)	19,306
Increase in accrued expenses	112,008	229,197
Decrease in deferred revenue	(8,122)	(159,381)
Increase (decrease) in accrued interest	828,876	(254,570)
Net cash provided by (used in) operating activities	1,607,104	(13,320,593)
Cash flows from investing activities:
Purchase of fixed assets	(7,157)	(72,019)
Net cash used in investing activities	(7,157)	(72,019)
Cash flows from financing activities:
Decrease in restricted cash	-	(117,603)
Issuances of notes payable	-	3,962,730
Issuances and repayments of lines of credit, net	(3,919,308)	9,200,459
Repayments of notes payable	-	(2,942,679)
Net cash provided by (used in) financing activities	(3,919,308)	10,102,907
Net decrease in cash and cash equivalents	(2,319,361)	(3,289,705)
Cash and cash equivalents at beginning of period	3,711,180	13,073,214
Cash and cash equivalents at end of period	$1,391,819	9,783,509

Cash paid for interest	$850,533	1,829,188

See accompanying notes to the financial statements.

(1)         Organization and Business Activity

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and will continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the NYSE Amex LLC (formerly the American Stock Exchange) “the “Exchange”.

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

On January 23, 2009, the Company received notice from the staff of the Exchange that it was not considered to be in compliance with Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”) because it reported stockholders' equity of less than $2,000,000 and losses from continuing operations and net losses in two of its three most recent fiscal years; it was not considered to be in compliance with Section 1003(a)(ii) of the Company Guide because it reported stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; it was not considered to be in compliance with Section 1003(a)(iii) of the Company Guide because it reported stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years; and it was not considered to be in compliance with Section 1003(a)(iv) of the Company Guide because it had sustained losses which were so substantial in relation to its overall operations or its existing financial resources, or its financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company would be able to continue operations and/or meet its obligations as they mature.

On February 23, 2009 the Company submitted a plan of compliance to the Exchange.  On April 24, 2009 the Exchange notified the Company that it had accepted its plan for regaining compliance with the continued listing requirements and granted the Company an extension until July 23, 2009 to become compliant with Section 1003 (a)(iv) and until July 23, 2010 to regain compliance with Section 1003(a)(i), Section 1003 (a)(ii), and Section 1003(a)(iii) of the continued listing standards.  The Company will be subject to periodic review by the Exchange staff during the extension periods.  If the Company fails to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension period, the Company could be delisted from the Exchange.

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

On March 31, 2009 the Company had approximately $1.4 million in cash and cash equivalents. The Company completed a public offering of its common stock in May 2007, resulting in net proceeds of approximately $14 million.

On June 29, 2007, Wilson Family Communities entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent pursuant to a Borrowing Base Loan Agreement (the “Loan Agreement”). International Bank of Commerce, Laredo, Texas (“IBC Bank”) and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  The Credit Facility was reduced to $30 million in June 2008.  The initial maturity date for the Credit Facility was June 29, 2008.  The Company entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms.  Although the Company is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Credit Facility for loans made prior to the expiration of the facility.   The Company received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

Green Builders has guaranteed the obligations of WFC under the Credit Facility.  The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed by WFC and the agent.  The Company’s obligations under the Credit Facility will be secured by the assets of each subdivision to be developed with the proceeds of loans available under the Credit Facility.

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

The Credit Facility contains customary covenants limiting the ability to take certain actions.  At March 31, 2009 the Company was not in compliance with the tangible net worth, the ratio of debt to equity, working capital, number of completed speculative homes and number of land and developed lot loans covenants.   On May 14, 2009 the Company entered into a Fourth Agreement to Modify Loan Documents (“Modification”).   See Part I, Item 1, “Financial Statements, Footnote 12” and Part II, Item 5, “Other Information” for a description of the modification.

Capital Resources

The Company has raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of its common stock completed in May 2007.  The Company entered into a $55 million revolving Credit Facility that was reduced to $30 million in June 2008.  The initial maturity date for the Credit Facility was June 29, 2008.  The Company entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms.  Although WFC is currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.  We were notified on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named receiver.   Land and homes under construction comprise the majority of the Company’s assets. These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.   The Company is considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.  The Company expects to incur losses in 2009.  Due to current market conditions and slow home and land sales, it is anticipated that the Company will need additional capital to support operations for the next twelve months.  In March 2009 the Company entered into an agreement with LNZCO to provide up to $2 million in financing for homebuilding construction.  See Part I, Item 1, “Financial Statements, Footnote 7” for a description of the financing agreement.

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

(f)           Municipal Utility and Water District Receivables

The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID) (collectively, the “Districts”). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under the agreement with the Districts, the Company expects to be reimbursed partially for the above developments costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through March 31, 2009.  The Company has completed Phase 1 for the Rutherford West (as defined herein) project and has approximately $1.1 million of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance. The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different to the actual reimbursements, it could have a material effect on the Company’s financial statements.

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

(g)           Debt Restructuring

The Company’s debt restructuring agreement has been accounted for in accordance with accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”.  The Company has treated the related warrants issued in accordance with “APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

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

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at March 31, 2009 and 2008 because the effect would be anti-dilutive.  The stock options and warrants are convertible into common stock as summarized in the table below:

	March 31, 2009	March 31, 2008
Stock options	579,800	1,653,333
Common stock warrants	1,837,191	1,143,125
Subordinated convertible debt warrants	8,250,000	8,250,000
Total	10,666,991	11,046,458

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

(4)         Inventory

The Company’s land and land development  inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction and units sold and under construction.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $575,000 at March 31, 2009 and September 30, 2008 respectively, of which all $575,000 is non-refundable if the Company does not exercise the option and purchase the land.

Of the earnest money capitalized, $400,000 is for the remaining 30 acres under option in Elm Grove (as defined herein).   The purchase price is approximately $1.3 million less the outstanding earnest money.   The Company’s original land purchase contract called for a purchase of the remaining acreage in December 2008.  During the three months ended March 31, 2009, the Company received an extension to purchase the land to October 2009 due to issues created by another developer that altered the recorded plat and the manner in which the land was represented to the Company.  The Company is in negotiations with the seller and the developer regarding these issues and has hired a law firm to represent them.  Pending the resolution of these  issues the Company will maintain the earnest money on its balance sheet.

The remaining $175,000 of earnest money is for the Georgetown Village (as defined herein) option contract which requires the Company to takedown 30 acres of land each year from May 2009 through May 2017.  The earnest money will be applied to the purchase price for the final takedown of land.

As of March 31, 2009 the Company owned approximately 1,209 acres of unfinished acreage.   Below is a description of the property completed, owned or under contract by the Company as of March 31, 2009:

Rutherford West – Rutherford West is a residential community located southwest of Austin, Texas. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  The Company commenced the development of this project in October 2006 and has completed development on a total of 58 lots in Phase 1.

Georgetown Village – Georgetown Village is a mixed use master-planned development in Williamson County, located north of Austin, Texas in Georgetown.  The Company purchased the land for this project pursuant to an option contract in August 2005.  Under the option contract the Company is required to purchase a minimum of 30 acres during May of each year through 2017.  The Company is required to purchase 30 acres in May 2009 for $13,500 per acre.  The Company commenced the development of this project in January 2006.  The Company completed development on a total of 120 lots in Section 6 and 100 lots in Section 9.

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

Elm Grove – Elm Grove is a residential project located south of Austin, Texas in the city of Buda.  The master plan includes single-family residential lots and open green space all within walking distance Elm Grove elementary school.  The Company acquired the first phase of land for this project in December 2006.  The Company has completed development on a total of 105 lots in Phase 1.

In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the $7.3 million loan for Rutherford West and the $4.7 million loan for New Sweden.  As of March 31, 2009 the Company had $611,375 in accrued interest for the Rutherford West loan and $393,625 in accrued interest for the New Sweden loan.  The agreement allows deferral of the $599,208 and $385,792 of accrued interest until December 31, 2009 or until the property is sold.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and is accruing an additional 12% interest on the loan.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrants call for a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

The Company performed an impairment analysis of its inventory at March 31, 2009.  The Company recorded impairments of $11,000 for its speculative units during the quarter ended March 31, 2009.

Below is a summary of the property completed, owned or under contract by the Company at March 31, 2009. Land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction, units sold and under construction, and capitalized indirect costs.

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Homebuilding Costs at March 31, 2009 (In thousands)	Texas County
Rutherford West	33	538	-	$9,770	Hays
Georgetown Village	125	119	419	9,775	Williamson
Villages of New Sweden	-	522	-	7,479	Travis
Elm Grove	68	30	31	4,792	Hays
Other land	-	-	-	4
Sub-total land	226	1,209	450	$31,820
Rutherford West	1	-	-	690	Hays
Georgetown Village	1	-	-	2,033	Williamson
Elm Grove	2	-	-	1,963	Hays
Other homebuilding	-	-	-	53
Sub-total homebuilding	4	-	-	$4,740
Total inventory	230	1,209	450	$36,560

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2008:

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Land and Homebuilding Costs at March 31, 2009 (In thousands)	Texas County
Rutherford West	33	538	-	$9,770	Hays
Georgetown Village	125	119	419	9,775	Williamson
Villages of New Sweden	-	522	-	7,479	Travis
Elm Grove	68	30	31	4,792	Hays
Other land	-	-	-	4
Sub-total land	226	1,209	450	$31,820
Rutherford West	1	-	-	690	Hays
Georgetown Village	1	-	-	2,033	Williamson
Elm Grove	2	-	-	1,963	Hays
Other homebuilding	-	-	-	53
Sub-total homebuilding	4	-	-	$4,740
Total inventory	230	1,209	450	$36,560

(6)         Operating and Reporting Segments

The Company has three reporting segments: (i) homebuilding and related services, (ii) land sales and (iii) remodeling sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales.  Land sales consist of land in various stages of development sold, including finished lots.  Remodeling includes remodeling products and services.  The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses. Depreciation expense is included in selling, general and administrative and is immaterial.

The following table presents segment operating results before taxes for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Homebuilding Sales	Land Sales	Remodeling Sales	Total	Homebuilding Sales	Land Sales	Total
Revenues from external customers	$3,145,323	$47,000	$270	$3,192,593	$484,511	$657,036	$1,141,547
Costs and expenses:	-	-	-
Cost of revenues	2,674,477	32,690	300	2,707,467	405,558	222,484	628,042
Impairment and write-offs	11,000	-	-	11,000
Selling, general and administrative	658,538	235,206	519	894,263	987,295	463,198	1,450,493
Interest & other income	(45,933)	32,946	-	(12,987)	(36,169)	(29,594)	(65,763)
Interest expense	246,011	753,393	-	999,404	231,307	543,130	774,437
Total costs and expenses	3,544,093	1,054,235	819	4,599,147	1,587,990	1,199,218	2,787,209
Loss before taxes	$(398,770)	$(1,007,235)	$(549)	$(1,406,554)	$(1,103,479)	$(542,182)	$(1,645,662)
Segment Assets	$7,279,875	$32,971,361	$-	$40,251,236	$16,016,768	$44,272,702	$60,289,470
Capital expenditures	$7,157	$-	$-	$7,157	$23,368	$2,596	$25,964

	Six Months Ended March 31, 2009				Six Months Ended March 31, 2008
	Homebuilding Sales	Land Sales	Remodeling Sales	Total	Homebuilding Sales	Land Sales	Total
Revenues from external customers	7,381,773	$393,146	$540	$7,775,459	$484,511	$1,765,348	$2,249,859
Costs and expenses:
Cost of revenues	6,436,732	304,922	900	6,742,554	405,558	931,539	1,337,097
Impairment and write-offs	22,900	-	-	22,900
Selling, general and administrative	1,502,861	690,209	13,396	2,206,466	2,260,354	1,126,152	3,386,506
Interest & other income	(99,747)	(11,083)	-	(110,830)	(87,427)	(71,531)	(158,958)
Interest expense	504,073	1,477,953	-	1,982,026	421,517	1,266,497	1,688,014
Total costs and expenses	8,366,819	2,462,001	14,296	10,843,116	3,000,002	3,252,657	6,252,659
Loss before taxes	(985,046)	$(2,068,855)	$(13,756)	$(3,067,657)	$(2,515,491)	$(1,487,309)	$(4,002,800)
Segment Assets	7,279,875	$32,971,361	$-	$40,251,236	$16,016,768	$44,272,702	$60,289,470
Capital expenditures	7,157	$-	$-	$7,157	$64,817	$7,202	$72,019

(7)         Related Party Transactions

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, its President and Chief Executive Officer. Pursuant to the consulting agreement, the Company has agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing the Company’s marketing strategy.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continued to provide consulting services to the Company at no cost to the Company.  In accordance with Staff Accounting Bulletin 5A, for the three months ended December 31, 2007, the Company recorded $30,000 as compensation expense and credited equity for services recorded at fair market value. On May 13, 2008, the Company entered into a new agreement with Ms. Wilson in which she was to be paid $10,000 per month for a maximum of 12 months.  In an effort to reduce Company expenditures as of December 31, 2008, Ms. Wilson will no longer be paid for any consulting services she provides to the Company. The company paid Audrey Wilson $30,000 for services performed in the three months ended December 31, 2008.  In accordance with Staff Accounting Bulletin 5A, for the three months ended March 31, 2009 the Company recorded $7,500 as compensation expense and credited equity for services recorded at fair market value.

Financing with LNZCO, LLC

On March 12, 2009 the Company entered into an agreement with LNZCO, LLC (“LNZCO”) that LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  The loan for each residence is 65% of the sales price of the associated improved property.   The Company had borrowings of $242,000 from LNZCO at March 31, 2009.

LNZCO is wholly-owned by the Lindsey May Kathryn Wilson 1995 Trust, the beneficiaries of which are the minor children of Clark Wilson, the President and Chief Executive Officer of the Company. The Company’s Audit Committee reviewed the proposed terms of the Financing Agreements and compared them to the terms of other financing arrangements available to WFC at this time.  The Audit Committee of the Company’s Board of Directors determined that LNZCO could provide the most favorable financing terms to WFC and approved the Financing Agreements as being fair as to the Company and WFC as of the time of authorization.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, the Company’s President and Chief Executive Officer.  The Company paid Wilson Roofing approximately $31,000 and $132,000 for the three and six months ended March 31, 2009.   The company paid Wilson Roofing approximately $127,000 and $216,000 for the three and six months ended March 31, 2008.  Management believes that services were provided at fair market value.

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

Lease Obligations

In September 2006, the Company entered into a 36 month agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006.  The lease requires monthly payments of approximately $12,000 per month.  In September 2008, the Company subleased out approximately 1,626 square feet of the property.  The sublease requires monthly payments to the Company for $5,000 per month for 12 months.  The Company entered into sale/leaseback agreements for three of its model homes.  Two of the contracts were entered into in August 2008 and one in September 2008.  The leasebacks of the three model homes require monthly payments of approximately $7,300 per month for 24 months.   The Company also has office equipment leases and job trailer leases. The Company’s future minimum lease payments for future fiscal years are as follows:

	2009	2010	2011	2012	2013
Lease obligations	$107,015	87,534	240	240	240

Employment Agreements with Clark Wilson

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

(9)    Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at March 31, 2009 and September 30, 2008:

In Thousands	Rate	Status	Maturity Date	3/31/2009	9/30/2008
Notes payable, land	12.50%	Modification Agreement entered January 2009	Dec-31-09	$4,700	4,700
Notes payable, seller financed	7% & Prime + 2%	Default as of October 2008	Oct. 2010/11	2,475	2,475
Notes payable, land	12.50%	Modification Agreement entered January 2009	Dec-31-09	7,300	7,300
Line of Credit, $30 million facility, land, land development, and homebuilding	Prime+.25%	Expired as October 2008	Oct-1 08	11,618	15,779
Line of Credit, $2 million facility, homebuilding	Prime+5%	Entered March 2009		242	-
2005 $10 million, Subordinated convertible notes, net of discount of $350 thousand and $372 thousand, respectively	5.00%	Cross-default as of March 2008	Dec-1-12	9,672	9,628
2006 $6.50 million, Subordinated convertible notes, net of discount of $2,197 and $2,314 thousand respectively	5.00%	Cross-default as of March 2008	Sep-1-13	4,420	4,185
	Total			$40,427	44,067

(a)           In March 2007, the Company secured a $4.7 million term land loan to finance the New Sweden project which is approximately 522 acres of land in Travis County.     The loan is secured by the underlying land and is guaranteed by the Company.    In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan.  Effective January 1, 2009, the Company began paying the Modified Interest Payment on each loan  and will accrue an additional 12% interest on the loan. As of March 31, 2009 the Company had $393,625 in accrued interest for New Sweden.  The agreement allows deferral of $385,792 of the accrued interest until December 31, 2009 or until the property is sold. In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrants will call for a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrants were valued based on the fair value of the Company’s common stock on the issuance date of  $0.23, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrants of 4 years; and a 60% volatility factor, resulting in an immaterial value. The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

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

(c)           In February 2007 the company secured a $7.3 million land loan to finance the Rutherford West project which is approximately 538 acres in Hays County.  The loan is secured by the underlying land and is guaranteed by the Company.  In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan for Rutherford West.   Effective January 1, 2009, the Company began paying the modified interest payment on each loan and will accrue an additional 12% interest on the loan.  As of March 31, 2009 the Company had $611,375 in accrued interest. The agreement allows deferral of $599,208 of the accrued interest until December 31, 2009 or until the property is sold.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrants call for a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrants were valued based on the fair value of the Company’s common stock on the issuance date of  $0.23, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrants of 4 years; and a 60% volatility factor, resulting in an immaterial value.  The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the Lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

 (d)           In June 2007 the Company established the  Credit Facility with a syndicate of banks in the amount of $55 million.  In June 2008 the Credit Facility was reduced to $30 million.  The Company has been out of compliance with certain covenants under the loan agreement since March 2008.  On October 1, 2008 the line expired.  The Company currently has approximately $11.6 million in borrowings for land and home construction.  The Company is in negotiations with the banks to extend the payoff of the current borrowings.  The Company has continued to receive draws for its homebuilding loans.

(e)           In March 2009 the Company entered into an agreement with LNZCO pursuant to which  LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued pursuant to such agreement bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  The loan for each residence is 65% of the sales price of the associated improved property.   The Company current has approximately $242,000 in borrowings for home constructions.

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

The Company may redeem all or a portion of the subordinated convertible debt after December 1, 2008 at a redemption price that incorporates a premium that ranges from 3% to 10% during the period beginning December 1, 2008 and ending on the due date. The subordinated convertible debt has a registration rights agreement whereby the Company filed a registration statement registering the resale of the underlying shares with the Securities Exchange Commission (the “SEC”).  The Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary the date on which each warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement. The registration statement filed pursuant to the registration rights agreement was declared effective by the SEC on August 1, 2006.

              The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the subordinated convertible debt, 562,500 shares of which vested and remain exercisable and the remaining shares will never vest.   The warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.60.  The warrants are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

Subordinated Convertible Notes Issued December 19, 2005 at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Notional balance	$10,000,000	10,000,000
Unamortized discount	(328,144)	(371,986)
Subordinated convertible debt balance, net of unamortized discount	$9,671,856	9,628,014

2006, $6.5MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company raised capital of $6. 5 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013 The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on March 1 and September 1 of each year, with interest payments beginning on March 1, 2006. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

The Company also issued warrants to purchase an aggregate of 506,250 shares of common stock to the purchasers of the subordinated convertible debt, 379,688 shares of which vested and remain exercisable and the remaining shares will never vest.   The warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.91.

Subordinated Convertible Notes Issued September 29, 2006 at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Notional balance	$6,500,000	6,500,000
Unamortized discount	(2,079,554)	(2,314,976)
Subordinated convertible debt balance, net of unamortized discount	$4,420,446	4,185,024

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

The Company had 1,890,000 shares of common stock available for future grants under the Stock Option Plan at March 31, 2009.   Compensation expense related to the Company’s share-based awards for the three months ended March 31, 2009 and 2008 was approximately $36,000 and $37,000, respectively.   These options are issued pursuant to the Stock Option Plan and are reflected in the disclosures below.

During the three months ended March 31, 2009, the Company issued options to purchase shares of common stock at an exercise prices at $0.19 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: interest rate of 2.92%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to be $0.10 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the three months ended March 31, 2009:

	Share Roll Forward	Ranges Of Exercise Prices	Weighted-Average Exercise Price
Balance September 30, 2008	1,474,083	$0.80 - $3.25	$2.52
Granted	25,000	$0.23	$0.23
Forfeited	(409,083)	$0.44 - $3.25	$2.45
Balance December 31, 2008	1,090,000	$0.23 - $3.25	$2.50
Granted	25,000	$0.19	$0.19
Forfeited	(535,200)	$0.44 - $3.25	$2.88
Balance March 31, 2009	579,800	$0.19 - $3.25	$2.05

The following is a summary of options outstanding and exercisable at March 31, 2009

Outstanding Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Vested Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
579,800	7.72	2.05	367,503	7.33	2.19

At March 31, 2009, there was approximately $316,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan.

(12)        Subsequent Events

On May 14, 2009, WFC entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) with the syndicate of banks led by RBC Centura Bank. The Modification modified the terms of the Borrowing Base Loan Agreement dated as of June 29, 2007 (the “Loan Agreement”) by reducing the loan commitment amount pursuant to the Loan Agreement from $30,000,000 to $10,846,163.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The modification agreement revised the interest rate of the facility from prime plus ..25%, with a floor of 5.5% to libor plus 3.5%, with a floor of 6%.   At May 14, 2009 the Company has $10,807,956 outstanding under the Master Line.

The Modification Agreement also revised certain covenants contained in the original agreement.  The terms of the Modification Agreement:

•
require WFC to maintain a minimum net worth of $7,000,000, including subordinated debt,  although the minimum net worth may be reduced to an amount not less than $5,000,000 upon the sale and close of escrow any land owned by WFC which causes WFC to be in violation of the $7,000,000 minimum net worth covenant,

•	prohibit WFC’s ratio of debt to equity from exceeding 3.00 to 1.00;

•	require WFC to maintain working capital of at least $5,000,000;

•	require WFC to make certain quarterly principal reduction payments; and

•	require WFC to maintain cash of not less than $500,000.

The modification of the Loan Agreement also contains a waiver for certain inventory covenants contained in the original Loan Agreement that WFC of which WFC was not in compliance prior to the date of the Modification.   This includes a waiver of the following covenants:

•	the spec home limitation covenant until March 31, 2011;

•	the developed lot limitation covenant until March 31, 2011;

•	the land, lots under development and developed lot limitation covenant until March 31, 2011

•	the entitled land and pods limitation covenant until March 31, 2011;

•	the entitled land, pods, lots under development, and developed lots limitation covenant until March 31, 2011; and

•	the land, pods lots under development, developed lots and spec home limitation covenant until March 31, 2011.

Pursuant to the Modification, WFC will be required to reduce the outstanding principal amount under the Master Line to approximately $9.0 million by September 30, 2009, $6.0 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

WFC is currently in compliance with the revised covenants of the Modification Agreement.

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

From late 2007 through March 31, 2009 our business has been significantly impacted by the continued deterioration of the real estate and homebuilding industry.  Although central Texas has been less affected than other areas, national real estate trends and global economic conditions have had a significant impact on home buyers and lenders and we believe that sales of new homes in our market may continue to decline in fiscal 2009.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.

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

In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  A focus of our business had been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the homebuilding industry both nationally and to a lesser extent locally, during the second quarter of 2007 and continuing through March 31, 2009, demand for finished lots by national homebuilders is, and we expect will continue to be, significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our homebuilding business.  We believe that retaining some of our lots for use in homebuilding activities will allow us to generate homebuilding revenue to replace some of the revenue from the loss of sales of these finished lots.  We will continue to pursue lot sales contracts with both national and regional builders.

In November 2008 we expanded our services to include “green” remodeling of existing homes.  We have taken a comprehensive approach to engaging in the green remodeling business and offer customers a “one-stop” process for updating their existing home with a focus on energy efficiency.  Our green remodeling program currently caters to existing homeowners in the Austin, Texas area who want to reduce home energy demands and utility bills, lessen home maintenance costs and increase the comfort of their home.  Initially we anticipate that substantially all of our construction work will be performed by subcontractors.  By subcontracting out the work, there is limited additional capital required to enter this business line.  We also feel that entering into remodeling will help us supplement revenue during this slowdown in the real estate industry. To date we have received some energy audit requests and are reviewing the results and discussing the next steps with our customers.   At March 31, 2009 we had approximately $340,000 in backlog for a signed contract for future remodeling contract work.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Change	Change %
Revenues
Homebuilding and related services revenues	$3,145,323	$484,511	$2,660,812	549%
Land revenues	47,000	657,036	(610,036)	-93%
Remodeling revenues	270	-	270	n/a
Gross Profit
Homebuilding and related services gross profit	470,846	78,953	391,893	496%
Land gross profit	14,310	434,552	(420,242)	-97%
Remodeling gross profit	(30)	-	(30)	n/a
Inventory impairments and land option cost write-offs	(11,000)	-	(11,000)	n/a
Costs & Expenses
Operating expenses	894,263	1,450,493	(556,230)	-38%
Operating Loss	(420,137)	(936,988)	516,851	-55%
Net Loss	$(1,406,554)	$(1,645,662)	$239,108	-15%

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Change	Change %
Revenues
Homebuilding and related services revenues	$7,381,773	$484,511	$6,897,262	1424%
Land revenues	393,146	1,765,348	(1,372,202)	-78%
Remodeling revenues	540	-	540	n/a
Gross Profit
Homebuilding and related services gross profit	945,041	78,953	866,088	1097%
Land gross profit	88,224	833,809	(745,585)	-89%
Remodeling gross profit	(360)	-	(360)	n/a
Inventory impairments and land option cost write-offs	(22,900)	-	(22,900)	n/a
Costs & Expenses
Operating expenses	2,206,466	3,386,506	(1,180,040)	-35%
Operating Loss	(1,196,461)	(2,473,744)	1,277,283	-52%
Net Loss	$(3,067,657)	$(4,002,800)	$935,143	-23%

Homebuilding and Related Services Revenues

Background – Homebuilding and related services revenue consists of revenue from home sales.  Prior to fiscal 2008, all home sales were generated by our homebuilder customers utilizing our homebuilder services.  In June 2007 we acquired Green Builders, Inc and commenced our homebuilding activities.  We sell homes in the Austin, Texas area for prices ranging from $170,000 to $550,000.  For the three months ended March 31, 2009 we had sixteen home sales and four cancellations for a total of twelve net sales.  We had twelve home closings.  Revenue is not recognized on the sale of a home until closing..  At March 31, 2009, we had four speculative units, seven completed models, and 17 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.  We believe that the turmoil in the mortgage market combined with national publicity of significantly deteriorating general and economic conditions has caused a lack of urgency for buyers.  We expect that they will continue to be slow throughout fiscal 2009.  In accordance with these anticipated market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

Revenues – During the three months ended March 31, 2009, home sales accounted for approximately 99% of revenues.  For the three months ended March 31, 2009 there were twelve home closings at an average sales price of $262,000.  During the three months ended March 31, 2008 we had two home closings at an average sales price of $242,000.

Gross Profit –  Gross profit percentage before impairments was 15% for the three months ended March 31, 2009.  During the quarter we reviewed our homebuilding inventory for impairments.  We determined that we had $11,000 in impairments on speculative units.  The impairment analysis for each of our communities generally assumed that sales prices in future periods would be equal to current sold unit’s prices.

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

Revenues – Revenues from the sale of land decreased by 93% during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  During the three months ended March 31, 2009 we closed one finished lot  as compared to thirteen finished lots for the three months ended March 31, 2008.    The decrease in revenues in 2009 was due to the cancellation of lot sales contracts from regional and local homebuilders during the last twelve months.

Gross Profit –  Gross profit as a percentage of revenues decreased for the three months ended March 31, 2009 compared to the same period in 2008.  The decrease in margin percentage is due to a $240,000 refund of previously written off refunds of Living Unit Equivalent (LUE) fees from the Bohl’s Tract.  Gross profit percentage excluding the refund of LUE fees was 30% for the three months ended March 31, 2009 and 2008.

General and Administrative Expenses

Breakdown of G&A Expenses	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$226,523	$375,230	$(148,707)	-40%
Stock compensation expense	36,523	35,935	588	2%
Legal, accounting, auditing, consultants, and investor relations	86,311	269,840	(183,529)	-68%
General overhead, including office expenses, insurance, and travel	111,160	208,985	(97,825)	-47%
Restructuring expenses	13,040	-	13,040	n/a
Amortization of subordinated debt costs and transaction costs	59,253	59,253	-	0%
Total G&A	$532,810	$949,243	$(416,433)	-44%

Breakdown of G&A Expenses	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$510,486	$877,979	$(367,493)	-42%
Stock compensation expense	78,809	675,635	(596,826)	-88%
Legal, accounting, auditing, consultants, and investor relations	209,032	494,646	(285,614)	-58%
General overhead, including office expenses, insurance, and travel	251,740	463,191	(211,451)	-46%
Restructuring expenses	182,526	-	182,526	n/a
Amortization of subordinated debt costs and transaction costs	118,506	118,506	-	0%
Total G&A	$1,351,099	$2,629,957	$(1,278,858)	-49%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal and general office expenses and insurance.  During the three months ended March 31, 2009 and 2008, salaries, benefits, taxes and related employee expenses totaled approximately $227,000 and $375,000, respectively, and represented approximately 43% and 40%, respectively, of total general and administrative expenses for the periods.  The decrease for the year is due to a decrease in headcount from an average of 18 employees during the three months ended March 31, 2008  to an average of 8 employees during the three months ended March 31, 2009

Legal, accounting, audit, consulting and investor relation expense totaled $86,000 and $270,000 for the three months ended March 31, 2009 and 2008, respectively.  General overhead, including office expenses, insurance, and travel totaled $111,000 and $209,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in these general and administrative costs resulted from our initiative to control costs.

Restructuring expenses relates to expenses incurred to restructure our debt agreement with Graham Mortgage Capital and our syndicate of banks.  In the prior year we incurred no expenses for restructuring.

Sales and Marketing Expenses

Sales and marketing expenses include selling costs, commissions, salaries and related taxes and benefits, finished inventory maintenance and property tax expense, marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  The increase was due to an increase in commissions and closing costs due to an increase in homebuilding revenue for the three months ended March 31, 2009.

Interest Expense and Income

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Change	Change %
Interest expense - convertible debt	$206,250	$214,689	(8,439)	-4%
Interest discount expense - convertible debt	139,587	139,587	-	0%
Interest expense - land and development loans	653,567	420,161	233,406	56%
Interest income and misc income	(12,987)	(65,763)	52,776	-80%
Total interest and other expense and income	$986,417	$708,674	277,743	39%

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Change	Change %
Interest expense - convertible debt	$412,500	$420,939	(8,439)	-2%
Interest discount expense - convertible debt	279,174	279,174	-	0%
Interest expense - land and development loans	1,290,352	987,901	302,451	31%
Interest income and misc income	(110,830)	(158,958)	48,128	-30%
Total interest and other expense and income	$1,871,196	$1,529,056	342,140	22%

Interest expense for land and development loans increased by approximately $233,000 for the three months ended March 31, 2009 over the same period in 2008.  The increase is primarily attributable to expense of interest expense for property not under development and an increase in interest expense for Rutherford West and New Sweden property due to the increase in interest rate from 12.5% to 14%.

Financial Condition and Capital Resources

Liquidity

On March 31, 2009 we had $1.4 million in cash and cash equivalents.  We will need to raise additional cash to continue our business, whether through the sale of debt, equity, or combination thereof or through the sale of certain of our assets.

On June 29, 2007, WFC entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent pursuant to a Borrowing Base Loan Agreement (“the Loan Agreement”).  IBC Bank and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  The Credit Facility was reduced to $30 million in June 2008.  The initial maturity date for the Credit Facility was June 29, 2008.  We entered into an agreement to extend the maturity date to October 1, 2008.  On October 1, 2008, the Credit Facility expired pursuant to its terms.  Although we are currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, the syndicate of banks has continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.  We were notified on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

Green Builders has guaranteed the obligations of WFC under the Credit Facility.  The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base. The borrowing base is calculated as the sum of the values for homes and lots in the subdivision to be developed as agreed by us and the agent.  Our obligations under the Credit Facility are secured by the assets of each subdivision that was to be developed with the proceeds of loans available under the Credit Facility.

Outstanding borrowings under the Credit Facility bear interest at the prime rate plus 0.25%, with a floor of 5.5%.  We are charged a letter of credit fee equal to 1.10% of each letter of credit issued under the Credit Facility. We may elect to prepay the Credit Facility at any time without premium or penalty.  Quarterly principal reductions are required during the final 12 months of the term.

The Credit Facility contains customary covenants limiting our ability to take certain actions.   At March 31, 2009, we were not in compliance with the terms of the Borrowing Base Agreement under the Credit Facility.  We were not in compliance with the tangible net worth, the ratio of debt to equity, working capital, number of completed speculative homes and number of land and developed lot loans covenants.   On May 14, 2009 we entered into a Fourth Agreement to Modify Loan Documents (“Modification”).  See Part I, Item 1, “Financial Statements, Footnote 12” and Part II, Item 5, “Other Information” for a description of the modification.

In March 2009 we entered into an agreement with LNZCO that LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  The loan for each residence is 65% of the sales price of the associated improved property.

Our growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, our sales, marketing, general and administrative costs will deplete cash.  Due to current market conditions and slow home and land sales, we will need to obtain additional capital.  We are currently in negotiations to dispose of some of our current land positions, but there is no assurance that we will be successful in selling these land positions at an acceptable price or at all.   If we are not able to sell the New Sweden and Rutherford West tracts of land by December 31, 2009 we  will deed in lieu of foreclosure the land back to our lender   In addition we are seeking additional capital in the form of debt or equity to support future growth and current operations.  We do not have sufficient cash to continue operations for the next twelve months.  We will need to raise additional cash to continue our business, whether through the sale of debt, equity, or combination thereof or through the sale of certain of our assets.

Capital Resources

We have raised approximately $16.5 million of subordinated convertible debt, and approximately $14 million in a public offering of our common stock completed in May 2007.  We entered into a $55 million revolving Credit Facility that was reduced to $30 million in June 2008.   On October 1, 2008, the Credit Facility expired pursuant to its terms.  Although we are currently out of compliance with certain covenants set forth in the Borrowing Base Agreement under the Loan Agreement, RBC and IBC have continued to make amounts available to WFC pursuant to the Loan Agreement for loans made prior to the expiration of the facility.  We were notified on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named receiver.  We evaluate the financial stability of the remaining syndicate banks making up the Credit Facility and believe the remaining banks have the ability to satisfy their obligations under the Credit Facility.  On May 14, 2009 we entered into a Fourth Agreement to Modify Loan Documents (“Modification”).   See Part I, Item 1, “Financial Statements, Footnote 12” and Part II, Item 5, “Other Information” for a description of the modification.

In March 2009 we entered into an agreement with LNZCO to provide up to $2 million in financing for homebuilding construction.

Land and homes under construction comprise the majority of our assets. These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.  We are considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.  We are also in negotiations to deed in lieu of foreclosure some of our land positions.  We expect that we will incur losses in 2009.  Due to current market conditions and slow home and land sales, we anticipate that we will need additional capital to support operations for the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

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

Municipal Utility and Water District Receivables

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2 (each a “District” and together the “Districts”).  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases.  It can take several years before the assessed value is sufficient to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through March 31, 2009 for costs spent for Rutherford West Phase 1.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1million of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by such District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2009, the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to the significant deficiency described in our annual report filed December 23, 2008.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2008, we add the following risk factors:

We are a small company and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

We are a small company with finance and accounting organization that we believe is an appropriate size to support our current operations; however, the rigorous demands of being a public reporting company may lead to a determination that our finance and accounting group is undersized.  In addition, our President and Chief Executive Officer is our majority shareholder and controls the company. He also has significant control over our daily operations and we are required to implement proper and effective controls and procedures due to the extent of his control over the company.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The requirements of these laws and  the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and  may place significant strain on our personnel, systems and  resources.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  The size of our financial and accounting organization has resulted in a significant deficiency in our internal control over financial reporting as reported in our Annual Report on Form 10-KSB for the year ended September 30, 2008.

In addition, these rules and regulations to which we are subject have made it more difficult and more expensive for us to  maintain director and officer liability insurance, and in the future we may be  required to accept reduced coverage or incur substantially higher costs to  maintain such coverage. If we are unable to maintain adequate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

If we are unable to comply with the compliance plan that we submitted to, and that was approved by, the NYSE Amex in connection with our failure to meet certain of the NYSE Amex's continued listing standards, then our common stock could be subject to delisting.

Our common stock is listed on the NYSE Amex (formerly the NYSE Alternext US LLC) under the symbol “GBH.” All companies listed on NYSE Amex are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels, share price requirements and other rules and regulations of the NYSE Amex. On January 23, 2009, we received notice from the staff of the NYSE Amex indicating that we are not in compliance with the continued listing standards under Section 1003(a)(i) of the NYSE Amex's Company Guide (the "Company Guide")  because we reported stockholders' equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years; we are not considered to be in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; we are not considered to be in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years; and we are not considered to be in compliance with Section 1003(a)(iv) of the Company Guide because we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the NYSE Amex, as to whether we would be able to continue operations and/or meet our obligations as they mature. We were required to submit a plan of compliance to the NYSE Amex by February 23, 2009.  We submitted such a plan by the deadline, and on April 24, 2009 the NYSE Amex notified us that the plan had been accepted, and granted us an extension until July 23, 2009 to regain compliance with Section 1003(a)(iv) and until July 23, 2010 to regain compliance with Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) of the Company Guide.  The NYSE Alternext may seek to suspend or delist our common stock if we are unable to regain compliance with the Company Guide by the applicable deadlines. In addition, the NYSE Amex has advised us that we should consider effecting a reverse stock split to address our low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock.  If our common stock were suspended or delisted it could materially adversely affect its market value and liquidity.

If we fail to develop or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We are required to annually assess and report on our internal controls over financial reporting. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 14, 2009, WFC entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) with the syndicate of banks led by RBC Centura Bank. The Modification modified the terms of the Borrowing Base Loan Agreement dated as of June 29, 2007 (the “Loan Agreement”) by reducing the loan commitment amount pursuant to the Loan Agreement from $30,000,000 to $10,846,163.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The modification agreement revised the interest rate of the facility from prime plus ..25%, with a floor of 5.5% to libor plus 3.5%, with a floor of 6%.   At May 14, 2009 the Company has $10,807,956 outstanding under the Master Line.

The Modification Agreement also revised certain covenants contained in the original agreement.  The terms of the Modification Agreement:

•
require WFC to maintain a minimum net worth of $7,000,000, including subordinated debt, although the minimum net worth may be reduced to an amount not less than $5,000,000 upon the sale and close of escrow any land owned by WFC which causes WFC to be in violation of the $7,000,000 minimum net worth covenant,

•	prohibit WFC’s ratio of debt to equity from exceeding 3.00 to 1.00;

•	require WFC to maintain working capital of at least $5,000,000;

•	require WFC to make certain quarterly principal reduction payments; and

•	require WFC to maintain cash of not less than $500,000.

The modification of the Loan Agreement also contains a waiver for certain inventory covenants contained in the original Loan Agreement that WFC of which WFC was not in compliance prior to the date of the Modification.  This includes a waiver of the following covenants:

•	the spec home limitation covenant until March 31, 2011;

•	the developed lot limitation covenant until March 31, 2011;

•	the land, lots under development and developed lot limitation covenant until March 31, 2011

•	the entitled land and pods limitation covenant until March 31, 2011;

•	the entitled land, pods, lots under development, and developed lots limitation covenant until March 31, 2011; and

•	the land, pods lots under development, developed lots and spec home limitation covenant until March 31, 2011.

Pursuant to the Modification, WFC will be required to reduce the outstanding principal amount under the Master Line to approximately $9.0 million by September 30, 2009, $6.0 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

WFC is currently in compliance with the revised covenants of the Modification Agreement.

The above description of the material terms of the Modification is qualified in its entirety by reference to the Fourth Agreement to Modify the Loan Documents filed as an Exhibit 10.6 hereto.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Modification and Forbearance Agreement dated January 12, 2009 by and among Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2009 and incorporated herein by this reference).

10.2
Modification and Forbearance Agreement dated January 12, 2009 by and among Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2009 and incorporated herein by this reference).

10.3	Form of Construction Loan Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009 and incorporated herein by this reference)
10.4	Form Form of Promissory Note (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009 and incorporated herein by this reference)
10.5	Form of Deed of Trust (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009 and incorporated herein by this reference)
10.6	Fourth Agreement to Modify Loan Documents dated May 14, 2009 and among Registrant, Wilson Family Communities, Inc and RBC Bank and IBC Bank
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Green Builders, Inc.

Date: May 15, 2009	By:	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Cindy Hammes
Cindy Hammes
VP of Finance (Principal Financial Officer)

Exhibit No.	Description
10.1
Modification and Forbearance Agreement dated January 12, 2009 by and among Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2009 and incorporated herein by this reference).

10.2
Modification and Forbearance Agreement dated January 12, 2009 by and among Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2009 and incorporated herein by this reference).

10.3	Form of Construction Loan Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009 and incorporated herein by this reference)
10.4	Form Form of Promissory Note (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009 and incorporated herein by this reference)
10.5	Form of Deed of Trust (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009 and incorporated herein by this reference)
10.6	Fourth Agreement to Modify Loan Documents dated May 14, 2009 and among Registrant, Wilson Family Communities, Inc and RBC Bank and IBC Bank
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002