Form 10-Q
period 2009-06-30
GREEN BUILDERS, INC
filed 2009-08-14
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

N/A
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

The number of shares of common stock, par value of $0.001 per share, outstanding at August 14, 2009 was 23,135,539.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-KSB for the year ended September 30, 2008, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Whenever we refer in this filing to “Green Builders,” “the Company,” “we,” “us,” or “our,” we mean Green Builders, Inc., a Texas corporation, and, unless the context indicates otherwise, our predecessors and subsidiaries, including our wholly owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), and  GB Operations, Inc., a Texas corporation (“GB Operations”).  All references in this report to “$” or “dollars” are to United States of America currency.  References to “fiscal 2008” means our fiscal year ended September 30, 2008 and references to “fiscal 2009” means our fiscal year ending September 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREEN BUILDERS, INC.
Balance Sheets
As of June 30, 2009 and September 30, 2008

	(Unaudited) June 30, 2009	September 30, 2008

Cash and cash equivalents	$849,603	3,711,180
Inventory
Land and land development	28,425,107	32,738,655
Homebuilding inventories	2,404,762	8,204,129
Total inventory	30,829,869	40,942,784
Other assets	522,505	478,420
Debt Issuance costs, net of amortization	850,447	1,028,206
Property and equipment, net	1,006,726	1,418,588
Total assets	$34,059,150	47,579,178
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$835,666	1,690,763
Accrued real estate taxes payable	209,393	697,699
Accrued liabilities and expenses	448,814	421,385
Accrued interest	1,779,056	528,683
Deferred revenue	18,952	31,135
Lines of credit	10,540,322	15,779,310
Notes payable	14,474,620	14,474,620
Subordinated convertible debt, net of $2,268,111 and $2,686,872 discount, respectively	14,231,889	13,813,128
Total liabilities	42,538,712	47,436,723
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	28,073,796	27,949,903
Retained deficit	(36,576,494)	(27,830,584)
Total stockholders' deficit	(8,479,562)	142,455
Commitments and contingencies	-	-
Total liabilities and stockholders' deficit	$34,059,150	47,579,178

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Operations
For the Three and Nine Months Ended June 30, 2009 and 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Revenues:
Homebuilding and related services	$3,173,278	2,754,424	10,555,051	3,238,935
Land sales	192,500	709,345	585,646	2,474,693
Remodeling revenues	334,335	-	334,875	-
Total revenues	3,700,113	3,463,769	11,475,572	5,713,628

Cost of revenues:
Homebuilding and related services	2,704,632	2,540,740	9,141,364	2,946,298
Land sales	209,862	544,997	514,784	1,476,536
Remodeling	274,304	-	275,204	-
Inventory impairments and land option cost write-offs	4,140,267	-	4,163,167	-
Total cost of revenues	7,329,065	3,085,737	14,094,519	4,422,834

Total gross profit	(3,628,952)	378,032	(2,618,947)	1,290,794

Costs and expenses:
Corporate general and administration	482,655	964,714	1,833,754	3,594,671
Sales and marketing	669,331	637,455	1,524,698	1,394,004
Total costs and expenses	1,151,986	1,602,169	3,358,452	4,988,675
Operating loss	(4,780,938)	(1,224,137)	(5,977,399)	(3,697,881)
Other income (expense):
Interest and other income	73,388	110,788	184,218	269,746
Interest expense	(970,703)	(909,356)	(2,952,729)	(2,597,370)
Total other expense	(897,315)	(798,568)	(2,768,511)	(2,327,624)
Income before income taxes	(5,678,253)	(2,022,705)	(8,745,910)	(6,025,505)
Provision for income taxes	-	-	-	-
Net loss	$(5,678,253)	(2,022,705)	(8,745,910)	(6,025,505)

Basic and diluted loss per share	$(0.25)	(0.09)	(0.38)	(0.26)

Basic and diluted weighted average common shares outstanding	23,135,539	23,135,539	23,135,539	23,135,539

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Cash Flows
For the Nine Months Ended June 30, 2009 and 2008
	(Unaudited)	(Unaudited)
	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
Cash flows from operating activities:
Net loss	$(8,745,910)	(6,025,506)
Non cash adjustments:
Amortization of convertible debt discount	418,761	418,761
Amortization of debt issuance costs	177,759	177,759
Stock-based compensation expense	116,393	758,907
Services provided without compensation by principal shareholders	7,500	75,000
Depreciation and amortization	466,850	332,805
Inventory impairments and land option cost write-offs	4,163,167	-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in total inventory	5,949,748	(13,565,241)
Increase in other assets	(91,916)	(553,264)
Increase (decrease) in accounts payable	(855,097)	590,353
Increase (decrease) in real estate taxes payable	(488,306)	350,399
Increase in accrued expenses	27,429	237,947
Decrease in deferred revenue	(12,183)	(159,381)
Increase (decrease) in accrued interest	1,250,373	(231,639)
Net cash provided by (used in) operating activities	2,384,568	(17,593,100)
Cash flows from investing activities:
Purchase of fixed assets	(7,157)	(92,530)
Net cash used in investing activities	(7,157)	(92,530)
Cash flows from financing activities:
Increase in restricted cash	-	(179,401)
Issuances of notes payable	-	3,962,730
Issuances and repayments of lines of credit, net	(5,238,988)	12,537,145
Repayments of notes payable	-	(6,905,409)
Net cash provided by (used in) financing activities	(5,238,988)	9,415,065
Net decrease in cash and cash equivalents	(2,861,577)	(8,270,565)
Cash and cash equivalents at beginning of period	3,711,180	13,073,214
Cash and cash equivalents at end of period	$849,603	4,802,649

Cash paid for interest	$1,258,651	2,574,671

See accompanying notes to the financial statements.

(1)         Organization and Business Activity

Green Builders, Inc., (the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation will now govern the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and plans to continue to do so.  Effective April 8, 2008, the Company’s common stock began trading under the symbol “GBH” on the NYSE Amex LLC (formerly the American Stock Exchange) (the “Exchange”).

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

The financial statements are presented on a going concern basis.  The Company has experienced significant losses and expects to continue to generate negative cash flows .  This raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend upon its ability to restructure its existing debt and obtain additional capital.  Failure to restructure and obtain additional capital would result in a depletion of its available funds.

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

On February 23, 2009 the Company submitted a plan of compliance to the Exchange.  On April 24, 2009 the Exchange notified the Company that it had accepted its plan for regaining compliance with the continued listing requirements and granted the Company an extension until July 23, 2009 to become compliant with Section 1003 (a)(iv) and until July 23, 2010 to regain compliance with Section 1003(a)(i), Section 1003 (a)(ii), and Section 1003(a)(iii) of the continued listing standards.  The Company will be subject to periodic review by the Exchange staff during the extension periods.  If the Company fails to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension period, the Company could be delisted from the Exchange.   The Company has not made progress consistent with the plan presented to the Exchange and this could result in the Company being delisted from the Exchange.

(2)         Liquidity and Capital Resources

Liquidity and Capital Resources

On June 30, 2009 the Company had approximately $850,000 in cash and cash equivalents.  The Company’s current operations and future growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs.  Until the Company begins to sell an adequate number of lots and homes to cover its monthly operating expenses, sales and marketing expenses, general and administrative costs, and interest payments, cash will continue to be depleted.   Due to current market conditions and slow home and land sales, it is anticipated that the Company will need additional capital to support operations for the next twelve months.  The Company can not provide any assurance that it will be successful in obtaining additional capital.

Land and homes under construction comprise the majority of the Company’s assets.  These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.  The Company is currently in negotiations to dispose of some of its current land positions, but there is no assurance that we will be successful in selling these land positions at an acceptable price or at all.   If the Company is not able to sell the New Sweden and Rutherford West tracts of land by December 31, 2009 it will deed in lieu of foreclosure the land back to our lender.   The Company is considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.   The Company expects to incur losses in 2009.  Until the Company obtains additional capital or restructures its debt it projects it will incur additional losses in 2010.

On June 29, 2007, the Company entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent pursuant to a Borrowing Base Loan Agreement (the “Loan Agreement”).  International Bank of Commerce, Laredo, Texas (“IBC Bank”) and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  The Company’s obligations under the Credit Facility are secured by the assets of each subdivision to be developed.   Green Builders has guaranteed the obligations of WFC under the Credit Facility.

In June 2008 the Credit Facility was reduced to $30 million.  The Company received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

On May 14, 2009, the Company entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) of the Credit Facility.   The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30,000,000 to $10,846,163.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The modification agreement revised the interest rate of the facility from prime plus .25%, with a floor of 5.5% to libor plus 3.5%, with a floor of 6%.   At June 30, 2009 the Company had $10.1 million outstanding under the Master Line and has drawn all the remaining loan commitments from the Credit Facility.

The Modification also revised certain covenants contained in the Loan Agreement.  The terms of the Modification:

•
require WFC to maintain a minimum net worth of $7,000,000, including subordinated debt,  although the minimum net worth may be reduced to an amount not less than $5,000,000 upon the sale and close of escrow any land owned by WFC which causes WFC to be in violation of the $7,000,000 minimum net worth covenant;

•	prohibit WFC’s ratio of debt to equity from exceeding 3.00 to 1.00;

•	require WFC to maintain working capital of at least $5,000,000;

•	require WFC to make certain quarterly principal reduction payments; and

•	require WFC to maintain cash of not less than $500,000.

The Modification also contains a waiver for certain inventory covenants contained in the original Loan Agreement with which WFC was not in compliance prior to the date of the Modification.   This includes a waiver of the following covenants until the dates noted below:

•	the spec home limitation covenant until March 31, 2011;

•	the developed lot limitation covenant until March 31, 2011;

•	the land, lots under development and developed lot limitation covenant until March 31, 2011;

•	the entitled land and pods limitation covenant until March 31, 2011;

•	the entitled land, pods, lots under development, and developed lots limitation covenant until March 31, 2011; and

•	the land, pods lots under development, developed lots and spec home limitation covenant until March 31, 2011.

Pursuant to the Modification, WFC will be required to reduce the outstanding principal amount under the Master Line to approximately $9.0 million by September 30, 2009, $6.0 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

WFC is not currently in compliance with the revised covenants of the Modification.   If the Company is unable to obtain a waiver for WFC’s noncompliance, its obligation to repay indebtedness outstanding under the Credit Facility, its term loans, and its outstanding note indentures could be accelerated in full. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt required to repay. It is anticipated by the Company’s management that the Company will no longer have access to this line of credit to construct homes for sale.

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

On March 12, 2009 the Company entered into an agreement with LNZCO, LLC (“LNZCO”) pursuant to which LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  The Company has issued  promissory notes for construction loans totaling approximately $1.5 million to LNZCO.   In June 2009,  the Company issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  This promissory note bears interest at a rate of 10%, had a two point origination fee, matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee .  The Company had borrowings outstanding of $448,000 from LNZCO at June 30, 2009.   The Company can not provide any assurances that it will receive additional promissory notes for financing construction of new single family residences from LNZCO.   The Company can give no assurance that in such an event, the Company would have adequate capital to construct homes.

(3)           Summary of Significant Accounting Policies

(a)           Revenue Recognition

Revenues from land and homebuilding sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”  Revenues for land and homebuilding sales are recognized when the properties are sold, when the risks and rewards of ownership are transferred to the buyer and when the consideration has been received, or the title company has processed payment.  Revenues from remodeling contracts will be recognized under the completed contract method or percentage of completion method.  Homebuilding revenues will be categorized as homebuilding revenues, revenues from property sales or options will be categorized as land sales, and revenues from remodeling contracts will be categorized as remodeling revenues.

(b)           Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

(c)           Inventory

Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, homebuilding costs, indirect costs, and interest and real estate taxes incurred during development and construction phases.  Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair market value.  Estimated fair market value is based on comparable sales of real estate under existing and anticipated market conditions.

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

The Company has estimated and accrued liabilities for real estate property taxes on its purchased land in anticipation of development, and other liabilities including the beneficial conversion liability, the fair value of warrants and options.  To the extent that the estimates are dramatically different from the actual amounts, it could have a material effect on the financial statements.

(e)           Municipal Utility and Water District Receivables

The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID) (collectively, the “Districts”). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under agreements with the Districts, the Company expects to be reimbursed partially for the above development costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through June 30, 2009.  The Company has completed Phase 1 for the Rutherford West (as defined herein) project and has approximately $1.1 million of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance.    The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different from the actual reimbursements, it could have a material effect on the Company’s financial statements.  In July 2009, the WCID for the Rutherford West project had its first bond issuance, the Company received reimbursements of approximately $470,000.

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

(g)           Debt Restructuring

The Company’s debt restructuring agreement has been accounted for in accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”.  The Company has treated the related warrants issued in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

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

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share at June 30, 2009 and 2008 because the effect would be anti-dilutive.  The stock options and warrants are convertible into common stock as summarized in the table below:

	June 30, 2009	June 30, 2008

Stock options	590,000	1,616,148
Common stock warrants	1,837,191	1,143,125
Subordinated convertible debt warrants	8,250,000	8,250,000
Total	10,677,191	11,009,273

(i)   Adoption of New Accounting Pronouncements

The Company has adopted SFAS 157, “Fair Value”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2.  SFAS 157 provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In determining fair value for a financial asset, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.   The initial adoption of the provisions of SFAS 157 did not have a material effect on the Company’s financial statements.

The fair values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Inventory is initially recorded at cost and is subsequently recorded at lower of cost of fair value.  Fair value is determined by the Company’s based on a number of factors, including: sales to unrelated new investors, comparable sales, and discounted cash flow models. Because of the inherent uncertainty of these valuations, the estimated values may differ from the actual fair values that may or may not be ultimately realized.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event” (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently evaluating the impact of adopting SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

(4)         Inventory

The Company’s land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes, and units sold and under construction.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $175,000 at June 30, 2009 and $575,000 in September 30, 2008 respectively, all of which is non-refundable if the Company does not exercise the option and purchase the land.

Prior to June 30, 2009 the Company had earnest money capitalized of $400,000 for the remaining 30 acres under option in Elm Grove (as defined herein).   The Company’s original land purchase contract called for a purchase of the remaining acreage in December 2008.  During the three months ended March 31, 2009, the Company received an extension to purchase the land to October 2009 due to issues created by another developer that altered the approved preliminary plat and the manner in which the land was represented to the Company.  During the quarter ended June 30, 2009 the Company negotiated a settlement agreement with the seller and the developer.  As part of the settlement agreement the Company was to recover the $400,000 in earnest money in exchange for a release of the option and extending an easement on the Company’s current section of property.  The Company reduced the inventory for Elm Grove by $400,000 and recorded the $400,000 as a receivable at June 30, 2009.

The remaining $175,000 of earnest money is for the Georgetown Village (as defined herein) option contract which requires the Company to takedown 30 acres of land each year from May 2009 through May 2017.  The earnest money will be applied to the purchase price for the final takedown of land.

As of June 30, 2009 the Company owned approximately 1,241 unfinished acres of property.  During the quarter ended June 30, 2009. the Company purchased approximately 32 acres of commercial land in Georgetown Village.  The following is a description of the property completed, owned or under contract by the Company as of June 30, 2009:

Rutherford West – Rutherford West is a residential community located southwest of Austin, Texas. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  The Company commenced the development of this project in October 2006 and has completed development on a total of 58 lots in Phase 1.

Georgetown Village – Georgetown Village is a mixed use master-planned development in Williamson County, located north of Austin, Texas in Georgetown.  The Company purchased the land for this project pursuant to an option contract in August 2005.  Under the option contract the Company is required to purchase a minimum of 30 acres during May of each year through 2017.  The Company acquired approximately 32 acres in June 2009 for $13,500 per acre.  The Company commenced the development of this project in January 2006.  The Company completed development on a total of 220 lots in Georgetown Village.

Villages of New Sweden – New Sweden is a master planned, mixed-use community which includes single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space in the Pflugerville, Texas school district.  The Company purchased the land for this project in October 2005 with a combination of bank financing, seller financing and cash on hand.   The Company has not developed any lots in New Sweden.

Elm Grove – Elm Grove is a residential project located south of Austin, Texas in the city of Buda.  The master plan includes single-family residential lots and open green space all within walking distance of Elm Grove elementary school.  The Company acquired the first phase of land for this project in December 2006.  The Company has completed development on a total of 105 lots in Phase 1.

In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  As of June 30, 2009 the Company had $830,375 in accrued interest for the Rutherford West loan and $534,625 in accrued interest for the New Sweden loan.  The agreement allows deferral of the $818,208 and $526,792 of accrued interest until December 31, 2009 or until the property is sold.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and is accruing an additional 12% interest on the loan.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrant will have a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the Graham Mortgage Capital note payment, the Company must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

In accordance with SFAS 144, the Company performs an inventory impairment analysis on a quarterly basis.    According to SFAS 144, if impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of real estate under existing and anticipated market conditions.  The Company recorded impairments of $3.7 million for land development and $413,000 for homebuilding during the quarter ended June 30, 2009.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.  See Note 1 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2009:

	Significant	Impairment
	Unobservable	Charges
	Inputs	Three Months
	(Level 3)	June 30, 2009
Land and Land Development	$9,730,469	$3,727,547
Homebuilding Costs	1,070,225	412,720
Total Inventory	$10,800,694	$4,140,267

Assets are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 assets also include those for which the determination of fair value requires significant management judgment or estimation. The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.

The table below presents reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009.

Level 3 Instruments Only	Inventory
Balance, April 1, 2009
Total realized and unrealized gains (losses):
Included in earnings	$(4,140,267)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers into Level 3	14,940,961
Balance, June 30, 2009	$10,800,694

The unrealized gains and losses are included in inventory impairments and land option write-offs in the statement of operations.

The fair value measurement of the Company’s inventory, using present value, capture the following elements from the perspective of market participants as of the measurement date:

a.  An estimate of future cash flows for the asset being measured.

b.  Expectations about possible variations in the amount and/or timing of the cash flows representing the uncertainty inherent in the cash flows.

c.  The time value of money, represented by the rate on risk-free monetary assets that have maturity dates or durations that coincide with the period covered by the cash flows (risk-free interest rate).

d.  The price for bearing the uncertainty inherent in the cash flows (risk premium or credit spread).

e.  Other case-specific factors that would be considered by market participants.

                The Company utilized a 12% discount rate for determining fair value at June 30, 2009.

Below is a summary of the property completed, owned or under contract by the Company at June 30, 2009.  Land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction, units sold and under construction, and capitalized indirect costs.

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Inventory Costs at June 30, 2009
				(In thousands)
Land and Land Development	216	1,241	387	$28,425
Homebuilding	8	-	-	$2,405
Total Inventory	224	1,241	387	$30,830

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2008:

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Inventory Costs at September 30, 2008
				(In thousands)
Land and Land Development	237	1,209	450	$32,739
Homebuilding	14	-	-	$8,204
Total Inventory	251	1,209	450	$40,943

(5)         Operating and Reporting Segments

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

The following table presents segment operating results before taxes for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Homebuilding Sales	Land Sales	Remodeling Sales	Total	Homebuilding Sales	Land Sales	Total
Revenues from external customers	$3,173,278	$192,500	$334,335	$3,700,113	$2,754,424	709,345	3,463,769
Costs and expenses:
Cost of revenues	2,704,632	209,862	274,304	3,188,798	2,540,740	544,997	3,085,737
Impairment and write-offs	412,720	3,727,547	-	4,140,267	-	-	-
Selling, general and administrative	913,564	227,384	11,037	1,151,985	1,101,337	500,832	1,602,169
Interest & other income	(66,049)	(7,339)	-	(73,388)	(60,933)	(49,854)	(110,787)
Interest expense	225,003	745,700	-	970,703	202,138	707,218	909,356
Total costs and expenses	4,189,870	4,903,154	285,341	9,378,365	3,783,282	1,703,193	5,486,475
Profit or Loss before taxes	$(1,016,592)	$(4,710,654)	$48,994	$(5,678,252)	$(1,028,858)	(993,848)	(2,022,706)
Segment Assets	$4,751,247	$29,287,415	$20,489	$34,059,151	$14,207,313	42,009,369	56,216,682
Capital expenditures	$7,157	$-	$-	$7,157	$18,460	2,051	20,511

	Nine Months Ended June 30, 2009				Nine Months Ended June 30, 2008
	Homebuilding Sales	Land Sales	Remodeling Sales	Total	Homebuilding Sales	Land Sales	Total
Revenues from external customers	10,555,051	$585,646	$334,875	$11,475,572	$3,238,934	2,474,693	5,713,627
Costs and expenses:
Cost of revenues	9,141,364	514,784	275,204	9,931,352	2,946,298	1,476,536	4,422,834
Impairment and write-offs	435,620	3,727,547	-	4,163,167	-	-	-
Selling, general and administrative	2,416,425	917,593	24,433	3,358,451	3,361,690	1,626,985	4,988,675
Interest & other income	(165,796)	(18,422)	-	(184,218)	(148,360)	(121,386)	(269,746)
Interest expense	729,076	2,223,653	-	2,952,729	623,655	1,973,715	2,597,370
Total costs and expenses	12,556,689	7,365,155	299,637	20,221,481	6,783,283	4,955,850	11,739,133
Profit or Loss before taxes	(2,001,638)	$(6,779,509)	$35,238	$(8,745,909)	$(3,544,349)	(2,481,157)	(6,025,506)
Segment Assets	4,751,247	$29,287,415	$20,489	$34,059,151	$14,207,313	42,009,369	56,216,682
Capital expenditures	7,157	$-	$-	$7,157	$83,277	9,253	92,530

(6)         Related Party Transactions

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, its President and Chief Executive Officer. Pursuant to the consulting agreement, the Company agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing the Company’s marketing strategy.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continued to provide consulting services to the Company at no cost to the Company.  On May 13, 2008, the Company entered into a new agreement with Ms. Wilson in which she was to be paid $10,000 per month for a maximum of 12 months.  In an effort to reduce Company expenditures as of December 31, 2008, Ms. Wilson continued to provide consulting services at no cost to the Company. The Company paid Ms. Wilson $30,000 for services performed in the three months ended December 31, 2008.  In accordance with Staff Accounting Bulletin 5A, for the six months ended June 30, 2009 the Company recorded $7,500 as compensation expense and credited equity for services recorded at fair market value.

Financing with LNZCO, LLC

On March 12, 2009 the Company entered into an agreement with LNZCO that LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued pursuant thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  The loan for each residence is 65% of the sales price of the associated improved property.   In June 2009, the Company issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  The promissory note bears interest at a rate of 10%, had a two point origination fee, matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee . The Company had borrowings of $448,000 from LNZCO at June 30, 2009.  LNZCO is wholly-owned by the Lindsey May Kathryn Wilson 1995 Trust, the beneficiaries of which are the minor children of Clark Wilson, the President and Chief Executive Officer of the Company.  The Company’s Audit Committee reviewed the proposed terms from LNZCO and compared them to the terms of other financing arrangements available to WFC at this time.  The Audit Committee of the Company’s Board of Directors determined that LNZCO could provide the most favorable financing terms to WFC and approved the LNZCO terms as being fair as to the Company and WFC as of the time of authorization.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, the Company’s President and Chief Executive Officer.  The Company paid Wilson Roofing approximately $43,000 and $175,000 for the three and nine months ended June 30, 2009.   The Company paid Wilson Roofing approximately $50,000 and $266,000 for the three and nine months ended June 30, 2008.  Management believes that services were provided at fair market value.

(7)         Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company has entered  into land and lot-option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor do they obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own before it exercises its option agreement.

Lease Obligations

In September 2006, the Company entered into a 36 month agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006.  The lease requires monthly payments of approximately $12,000 per month.  In September 2008, the Company subleased out approximately 1,626 square feet of the property.  The sublease requires monthly payments to the Company of $5,000 per month for 12 months.

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

	2009	2010	2011	2012	2013
Lease obligations	$55,733	87,534	240	240	240

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

(8)   Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at June 30, 2009 and September 30, 2008:

	Rate	Status	Maturity Date	Balance at 6/30/2009	Balance at 9/30/2008
				(In thousands)
Notes payable, land	12.50%	Modification Agreement entered January 2009	Dec-31-09	$4,700	4,700
Notes payable, seller financed	7% & Prime + 2%	Default	Oct. 2010/11	2,475	2,475
Notes payable, land	12.50%	Modification Agreement entered January 2009	Dec-31-09	7,300	7,300
Line of Credit, $10.8 million facility, land, land development, and homebuilding	Prime+.25%	Default	Mar-31-11	10,092	15,779
$1-2 million in financing, homebuilding	Prime+5%	Entered March 2009		448	-
2005 $10 million, Subordinated convertible notes, net of discount of $306 thousand and $372 thousand, respectively	5.00%	Cross-default	Dec-1-12	9,694	9,628
2006 $6.50 million, Subordinated convertible notes, net of discount of $1,961 and $2,314 thousand respectively	5.00%	Cross-default	Sep-1-13	4,538	4,185
	Total			$39,247	44,067

(a)           In March 2007, the Company secured a $4.7 million term land loan to finance the New Sweden project which is approximately 522 acres of land in Travis County.  The loan is secured by the underlying land and is guaranteed by the Company.    In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan.  Effective January 1, 2009, the Company began paying the modified interest payment of 2% on each loan and will accrue an additional 12% interest on the loan. As of June 30, 2009 the Company had $534,625 in accrued interest under the note.  The agreement allows deferral of $526,792 of the accrued interest until December 31, 2009 or until the property is sold.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrant has a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrant was valued based on the fair value of the Company’s common stock on the issuance date of  $0.23 per share, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrant of 4 years; and a 60% volatility factor, resulting in an immaterial value. The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

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

(c)           In February 2007 the Company secured a $7.3 million land loan to finance the Rutherford West project which is approximately 538 acres in Hays County.  The loan is secured by the underlying land and is guaranteed by the Company.  In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan for Rutherford West.   Effective January 1, 2009, the Company began paying the modified interest payment of 2% on each loan and will accrue an additional 12% interest on the loan.  As of June 30, 2009 the Company had $830,375 in accrued interest under the note. The agreement allows the deferral of $818,208 of the accrued interest until December 31, 2009 or until the property is sold.  In exchange for entering into the agreement the Company issued a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrant has a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrant was valued based on the fair value of the Company’s common stock on the issuance date of  $0.23 per share, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrant of 4 years; and a 60% volatility factor, resulting in an immaterial value.  The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the Lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

(d)           In June 2007 the Company established the Credit Facility with a syndicate of banks in the amount of $55 million.  In June 2008 the Credit Facility was reduced to $30 million.  The Company received notification on November 7, 2008 that Franklin Bank, one of the syndicate banks, was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named Receiver.   On May 14, 2009, the Company entered into a Modification of the Credit Facility.   The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30 million to $10.8 million.  The Company currently has $10.1 million in borrowings. The Company is currently out of compliance with certain covenants under the loan agreement.

(e)           In March 2009 the Company entered into an agreement with LNZCO pursuant to which  LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued pursuant to such agreement bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  In June 2009, the Company issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  The promissory note bears interest at a rate of 10%, had a two point origination fee, and matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee .  The Company currently has approximately $448,000 in borrowings from LNZCO.

2005, $10MM, 5%, Subordinated Convertible Debt

On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% subordinated convertible debt due December 1, 2012 to certain purchasers. The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum and the debt is payable semi-annually on May 1 and December 1 of each year. The subordinated convertible debt is due on December 1, 2012 and is convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

               The Company also issued warrants to purchase an aggregate of 750,000 shares of common stock to the purchasers of the subordinated convertible debt, 562,500 shares of which vested and remain exercisable and the remaining shares will never vest.   The warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.60 per share.  The warrants are recorded as part of the debt discount and an increase in additional paid in capital, and amortized over the 7-year life of the notes using the straight-line rate method.

Subordinated Convertible Notes Issued December 19, 2005 at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Notional balance	$10,000,000	10,000,000
Unamortized discount	(306,268)	(371,986)
Subordinated convertible debt balance, net of unamortized discount	$9,693,732	9,628,014

2006, $6.5MM, 5%, Subordinated Convertible Debt

On September 29, 2006, the Company issued capital of $6.5 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013.  The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on March 1 and September 1 of each year. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

The Company also issued warrants to purchase an aggregate of 506,250 shares of common stock to the purchasers of the subordinated convertible debt, 379,688 shares of which vested and remain exercisable and the remaining shares will never vest.   The warrants were valued based on the fair value of the Company’s common stock on the issuance date of $1.91 per share.

Subordinated Convertible Notes Issued September 29, 2006 at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Notional balance	$6,500,000	6,500,000
Unamortized discount	(1,961,843)	(2,314,976)
Subordinated convertible debt balance, net of unamortized discount	$4,538,157	4,185,024

 (9)           Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.

(10)         Common Stock Option / Stock Incentive Plan

In August 2005, the Company adopted the Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan (the “Plan”). The Plan contains two separate equity programs: 1) the Option Grant Program under which eligible persons may, at the discretion of the plan administrator, be granted options to purchase shares of common stock and 2) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the merger of the Company and WFC was determined by the Board as of the grant date. This Plan was assumed by Green Builders, Inc. The fair value of the options granted under the Plan was determined by the Board prior to the merger of the Company and WFC.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or members of the board of directors of any parent or subsidiary.

The stock issued under the Plan shall not exceed 2,500,000 shares. Unless terminated at an earlier date by action of the Board, the Plan terminates upon the earlier of (1) the expiration of the ten year period measured from the date the Plan was adopted by the Board or (2) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares.

The Company had 1,910,000 shares of common stock available for future grants under the Plan at June 30, 2009.   Compensation expense related to the Company’s share-based awards for the three months ended June 30, 2009 and 2008 was approximately $38,000 and $84,000, respectively.   These options are issued pursuant to the Plan and are reflected in the disclosures below.

During the three months ended June 30, 2009, the Company issued options to purchase shares of common stock at an exercise prices at $0.47 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: interest rate of 3.18%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to be $0.25 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the three months ended June 30, 2009 is as follows:

	Share Roll Forward	Ranges Of Exercise Prices	Weighted-Average Exercise Price
Balance September 30, 2008	1,474,083	$0.80 - $3.25	$2.52
Granted	25,000	$0.23	$0.23
Forfeited	(409,083)	$0.44 - $3.25	$2.45
Balance December 31, 2008	1,090,000	$0.23 - $3.25	$2.50
Granted	25,000	$0.19	$0.19
Forfeited	(535,200)	$0.44 - $3.25	$2.98
Balance March 31, 2009	579,800	$0.19 - $3.25	$2.01
Granted	35,000	$0.47	$0.47
Forfeited	(24,800)	$0.23 - $3.25	$1.05
Balance June 30, 2009	590,000	$0.19 - $3.25	$1.98

The following is a summary of options outstanding and exercisable at June 30, 2009

Outstanding			Vested
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
590,000	7.34	$1.98	375,615	7.54	$2.23

At June 30, 2009, there was approximately $187,000 of unrecognized compensation expense related to unvested share-based awards granted under the Plan.

(11)         Subsequent Events

On August 11, 2009 the Company received a notice of foreclosure sale from its lender for a 69.11 acre tract of land in its New Sweden project.  The principal balance of the note at June 30, 2009 is approximately $601,000 and accrued interest of the note is approximately $45,000.   The carrying amount of the land is approximately $530,000. The Company has not made interest payments since October 2008.  The foreclosure sale is scheduled to be held on September 1, 2009.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this report.

Overview

We are a real estate development and homebuilding company.  We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We build energy efficient homes in Austin, Texas and we make it a priority to fully utilize sustainable building practices and to use earth-friendly products and materials.

From late 2007 through June 30, 2009 our business has been significantly impacted by the continued deterioration of the real estate and homebuilding industry.  Deteriorating market conditions, turmoil in the mortgage and credit markets and increased price competition have continued to negatively impact the Company during fiscal year 2009.  We believe that sales of new homes in the Central Texas area may continue to decline in fiscal 2009.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.

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

Prior to our acquisition of Green Builders, we were solely focused on the acquisition of undeveloped land that we believed, based on our research of population growth patterns and infrastructure development, was strategically located.  We have funded these acquisitions primarily with bank debt and cash we raised from financing activities.  We currently have completed 220 lots in Georgetown Village, 105 lots in Elm Grove and 58 lots in Rutherford West.  We have purchased approximately 184 acres in Georgetown Village, 522 acres in New Sweden, 60 acres in Elm Grove, and 736 acres in Rutherford West.  This portion of our business focus has required the majority of our financial resources.  Due to the continued deterioration of the homebuilding industry and based on our current liquidity, we are currently in negotiations to dispose of some of our land positions including but not limited to deed in lieu of foreclosure of these assets.

In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  A focus of our business had been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the homebuilding industry both nationally and to a lesser extent locally, during the second quarter of 2007 and continuing through June 30, 2009, demand for finished lots by national homebuilders is, and we expect will continue to be, significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our homebuilding business.  We believed that retaining some of our lots for use in homebuilding activities would have allowed us to generate homebuilding revenue to replace some of the revenue from the loss of sales of these finished lots.  However, we will continue to pursue lot sales contracts with both national and regional builders.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change	Change %
Revenues
Homebuilding and related services revenues	$3,173,278	$2,754,424	$418,854	15%
Land revenues	192,500	709,345	(516,845)	-73%
Remodeling revenues	334,335	-	334,335	n/a
Gross Profit
Homebuilding and related services gross profit	468,646	213,684	254,962	119%
Land gross profit	(17,362)	164,348	(181,710)	-111%
Remodeling gross profit	60,031	-	60,031	n/a
Inventory impairments and land option cost write-offs	(4,140,267)	-	(4,140,267)	n/a
Costs & Expenses
Operating expenses	1,151,986	1,602,169	(450,183)	-28%
Operating Loss	(4,780,938)	(1,224,137)	(3,556,801)	291%
Net Loss	$(5,678,253)	$(2,022,705)	$(3,655,548)	181%

Comparison of Nine Months Ended June 30, 2009 and 2008

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	Change	Change %
Revenues
Homebuilding and related services revenues	$10,555,051	$3,238,935	$7,316,116	226%
Land revenues	585,646	2,474,693	(1,889,047)	-76%
Remodeling revenues	334,875	-	334,875	n/a
Gross Profit
Homebuilding and related services gross profit	1,413,687	292,637	1,121,050	383%
Land gross profit	70,862	998,157	(927,295)	-93%
Remodeling gross profit	59,671	-	59,671	n/a
Inventory impairments and land option cost write-offs	(4,163,167)	-	(4,163,167)	n/a
Costs & Expenses
Operating expenses	3,358,452	4,988,675	(1,630,223)	-33%
Operating Loss	(5,977,399)	(3,697,881)	(2,279,518)	62%
Net Loss	$(8,745,910)	$(6,025,505)	$(2,720,405)	45%

Homebuilding and Related Services Revenues

Background – Homebuilding and related services revenues consists of revenues from home sales.  Prior to fiscal 2008, all home sales were generated by our homebuilder customers utilizing our homebuilder services.  In June 2007 we acquired Green Builders, Inc and commenced our homebuilding activities.  We sell homes in the Austin, Texas area for prices ranging from $170,000 to $450,000.

For the three months ended June 30, 2009 we had eight home sales and four cancellations.    For the three months ended June 30, 2008 we had a total of 27 sales and three cancellations.  Revenue is not recognized on the sale of a home until the home closing.  At June 30, 2009, we had three completed speculative units, seven completed models, and eight units in backlog.  At June 30, 2008, we had 12 completed speculative units, seven speculative units under construction, nine completed models, and 16 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.

During the quarter ended June 30, 2009, we have seen a decrease in net homebuilding sales.  Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during fiscal year 2009.  It is our opinion that this is primarily due to decrease in consumer confidence in the economy and real estate market.  We believe that the turmoil in the credit and mortgage market combined with national publicity of significantly deteriorating general and economic conditions has caused a lack of urgency for buyers.  We expect that home sales will continue to be slow throughout fiscal 2009.  In accordance with these anticipated market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

Revenues – During the three months ended June 30, 2009, home sales accounted for approximately 92% of revenues.  For the three months ended June 30, 2009 we had 13 home closings at an average sales price of $244,000.  During the three months ended June 30, 2008 we had 12 home closings at an average sales price of $230,000.

Impairments – The Company recorded impairments of $413,000 during the three months ended June 30, 2009.   In accordance with SFAS 144, the Company performs an inventory impairment analysis on a quarterly basis.   According to SFAS 144, if impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of lots and land under existing and anticipated market conditions.

Gross Profit – Gross profit percentage before impairments was 15% for the three months ended June 30, 2009 compared to 8% for the three months ended June 30, 2008.  The increase in gross margin percentage is due an increase in built to order houses versus speculative houses in prior quarter.  In addition there was a decrease in material and labor costs for homebuilding since the quarter ended June 30, 2008.

Land and Land Development Revenues

Background – Land sales revenues consists of revenues from the sale of undeveloped land and developed lots.  Developing finished lots from raw land takes approximately one to three years. In response to the slowdown in the national housing market and the reduction in demand for finished lots, we changed our strategy and have elected to use some of  our developed lots for our own homebuilding operations.  We may still sell our lots to national, regional and local homebuilders that may purchase anywhere from five to one hundred or more lots at a time. The delivery of these lots would likely be scheduled over periods of several months or years.

Revenues –  Revenues from the sale of land decreased by 73% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  During the three months ended June 30, 2009, we closed five finished lots at an average sales price of $39,000 as compared to thirteen finished lots at an average sales price of $55,000 for the three months ended June 30, 2008.    The decrease in land and land development revenues in 2009 was due to the cancellation of lot sales contracts from regional and local homebuilders during the last twelve months.   We believe that the decrease in sales price is due to a decrease in demand for finished lots by regional and local homebuilders which has reduced prices for developed land.

Impairments – We recorded impairments of $3.7 million during the three months ended June 30, 2009.   In accordance with SFAS 144, we perform an inventory impairment analysis on a quarterly basis.   According to SFAS 144, if impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  Our determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of lots and land under existing and anticipated market conditions.

Gross Profit – Gross profit percentage before impairments decreased for the three months ended June 30, 2009 compared to the same period in 2008.  The decrease in margin percentage is due to a decrease in sales price and a loss recorded for the five lots sold during the quarter ended June 30, 2009.

Remodeling Revenues

Background –Remodeling revenues consists of revenues from the sale of remodeling and construction contracts.  In November 2008 we expanded our services to include remodeling services for existing homes.

Revenues –  During the three months ended June 30, 2009 we had $335,000 in remodeling revenues, compared with no remodeling revenue for the three months ended June 30, 2008.  Remodeling revenues were primarily composed of one large construction contract.

Gross Profit – Gross profit percentage was 18% for remodeling services for the three months ended June 30, 2009.

General and Administrative Expenses

Breakdown of G&A Expenses	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$217,208	$378,841	$(161,633)	-43%
Stock compensation expense	37,584	83,272	(45,688)	-55%
Legal, accounting, auditing, consultants, and investor relations	66,044	202,003	(135,959)	-67%
General overhead, including office expenses, insurance, and travel	146,788	241,345	(94,557)	-39%
Restructuring expenses	(44,222)	-	(44,222)	n/a
Amortization of subordinated debt costs and transaction costs	59,253	59,253	-	0%
Total G&A	$482,655	$964,714	$(482,059)	-50%

Breakdown of G&A Expenses	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$727,694	$1,256,820	$(529,126)	-42%
Stock compensation expense	116,393	758,907	(642,514)	-85%
Legal, accounting, auditing, consultants, and investor relations	275,076	696,649	(421,573)	-61%
General overhead, including office expenses, insurance, and travel	398,528	704,536	(306,008)	-43%
Restructuring expenses	138,304		138,304	n/a
Amortization of subordinated debt costs and transaction costs	177,759	177,759	-	0%
Total G&A	$1,833,754	$3,594,671	$(1,760,917)	-49%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal expenses, and general office expenses and insurance.  During the three months ended June 30, 2009 and 2008, salaries, benefits, taxes and related employee expenses totaled approximately $217,000 and $379,000, respectively, and represented approximately 45% and 39%, respectively, of total general and administrative expenses for the periods.  The decrease for the year is due to a decrease in headcount from 14 employees during the three months ended June 30, 2008  to an average of 7 employees during the three months ended June 30, 2009

Legal, accounting, audit, consulting and investor relations expense totaled $66,000 and $202,000 for the three months ended June 30, 2009 and 2008, respectively.  General overhead, including office expenses, insurance, and travel totaled $147,000 and $241,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease in these general and administrative costs primarily resulted from our initiative to control costs.

Restructuring expenses relates to expenses incurred to restructure our debt agreement with Graham Mortgage Capital and our syndicate of banks.  In the prior year we incurred no expenses for restructuring.  For the three months ended June 30, 2009 we reversed a prior accrual made for restructuring charges.

Sales and Marketing Expenses

Sales expenses include selling costs, commissions, salaries and related taxes and benefits, finished inventory maintenance and property tax expense.  Marketing activities including websites, brochures, catalogs, signage, and billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  Sales and marketing expenses as a percentage of revenues was 18% for the three months ended June 30, 2009 and 2008.

Interest Expense and Income

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change	Change %
Interest expense - convertible debt	$206,250	$206,258	(8)	0%
Interest discount expense - convertible debt	139,587	139,587	-	0%
Interest expense - land and development loans	624,866	563,511	61,355	11%
Interest income and misc income	(73,388)	(110,788)	37,400	-34%
Total interest and other expense and income	$897,315	$798,568	98,747	12%

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	Change	Change %
Interest expense - convertible debt	$618,750	$627,197	(8,447)	-1%
Interest discount expense - convertible debt	418,761	418,761	-	0%
Interest expense - land and development loans	1,915,218	1,551,412	363,806	23%
Interest income and misc income	(184,218)	(269,746)	85,528	-32%
Total interest and other expense and income	$2,768,511	$2,327,624	440,887	19%

Interest expense for land and development loans increased by approximately $61,000 for the three months ended June 30, 2009 over the same period in 2008.  The increase is primarily attributable to the increase of interest expense for property not under development and an increase in interest expense for Rutherford West and New Sweden property due to the increase in interest rates from 12.5% to 14%.

Going Concern Liquidity and Capital Resources

On June 30, 2009 we had approximately $850,000 in cash and cash equivalents.  Our current operations and future growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs.  Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, sales and marketing expenses, general and administrative costs, and interest payments, cash will continue to be depleted.   Due to current market conditions and slow home and land sales, we anticipate that we will need additional capital to support operations for the next twelve months.  We can not provide any assurance that we will be successful in obtaining additional capital on acceptable terms or at all.

Land and homes under construction comprise the majority of our assets.  These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.  We are currently in negotiations to dispose of some of our current land positions, but there is no assurance that we will be successful in selling these land positions at an acceptable price or at all.   If we are not able to sell the New Sweden and Rutherford West tracts of land by December 31, 2009 we will deed in lieu of foreclosure the land back to our lender. We are considering selling tracts of commercial and residential land in order to increase sales revenues and increase cash.   We expect to incur losses in fiscal 2009.  Until we obtain additional capital or restructure our debt, we project that we will incur additional losses in 2010.

On June 29, 2007, we entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent pursuant to a Borrowing Base Loan Agreement (the “Loan Agreement”).  International Bank of Commerce, Laredo, Texas (“IBC Bank”) and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  Our obligations under the Credit Facility are secured by the assets of each subdivision to be developed.   Green Builders has guaranteed the obligations of WFC under the Credit Facility.

In June 2008 the Credit Facility was reduced to $30 million.  We received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.

On May 14, 2009, we entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) of the Credit Facility.   The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30,000,000 to $10,846,163.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The Modification revised the interest rate of the Credit Facility from prime plus .25%, with a floor of 5.5% to libor plus 3.5%, with a floor of 6%.   At June 30, 2009 we had $10.1 million outstanding under the Master Line and have drawn all the remaining loan commitments from the Credit Facility.

The Modification also revised certain covenants contained in the Loan Agreement.  The terms of the Modification:

•
require WFC to maintain a minimum net worth of $7,000,000, including subordinated debt,  although the minimum net worth may be reduced to an amount not less than $5,000,000 upon the sale and close of escrow any land owned by WFC which causes WFC to be in violation of the $7,000,000 minimum net worth covenant:

•	prohibit WFC’s ratio of debt to equity from exceeding 3.00 to 1.00;

•	require WFC to maintain working capital of at least $5,000,000;

•	require WFC to make certain quarterly principal reduction payments; and

•	require WFC to maintain cash of not less than $500,000.

The Modification also contains a waiver for certain inventory covenants contained in the original Loan Agreement with which WFC was not in compliance prior to the date of the Modification.   This includes a waiver of the following covenants until the dates noted below:

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

WFC is not currently in compliance with the revised covenants of the Modification.   If we are unable to obtain a waiver for the noncompliance WFC’s obligation to repay indebtedness outstanding under the Credit Facility, its term loans, and its outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt required to repay.  It is anticipated by the Company’s management that the Company will no longer have access to this line of credit to construct homes for sale.

We are not aware of any financial issues with RBC Bank or IBC Bank, two of our syndicate banks.

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

On March 12, 2009 we entered into an agreement with LNZCO that LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.   We have issued a promissory note for construction loans totaling approximately $1.5 million to LNZCO.   In June 2009, we issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  The promissory note bears interest at a rate of 10%, had a two point origination fee, matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee.  We had borrowings outstanding of $448,000 for homebuilding construction loans and for a land loan from LNZCO at June 30, 2009.  We can not provide any assurances that we will receive financing for the construction of new single family residences from LNZCO.  We can give no assurance that in such an event, we would have adequate capital to construct homes.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

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

Revenue Recognition

Revenues from land and homebuilding sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”  Revenues for land and homebuilding sales are recognized when the properties are sold, when the risks and rewards of ownership are transferred to the buyer and when the consideration has been received, or the title company has processed payment.  Revenues from remodeling contracts will be recognized under the completed contract method or percentage of completion method.  Homebuilding revenues will be categorized as homebuilding revenues, revenues from property sales or options will be categorized as land sales, and revenues from remodeling contracts will be categorized as remodeling revenues.

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

Municipal Utility and Water District Receivables

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2 (each a “District” and together the “Districts”).  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases.  It can take several years before the assessed value is able to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through June 30, 2009 for costs spent for Rutherford West Phase 1.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1million of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by such District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.   In July 2009, the WCID for the Rutherford West project had its first bond issuance, we received reimbursements of approximately $470,000.

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

Debt Restructuring

The debt restructuring agreement has been accounted for in accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”.  The related warrants issued have been treated in accordance with “APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

Recent Accounting Pronouncements

The Company has adopted SFAS 157, “Fair Value”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2.  SFAS 157 provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

●
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●
Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”. This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In determining fair value for a financial asset, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.

The initial adoption of the provisions of SFAS 157 did not have a material effect on the Company’s financial statements.

The fair values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Inventory is initially recorded at cost and is subsequently recorded at lower of cost of fair value.  Fair value is determined by the Company’s based on a number of factors, including: sales to unrelated new investors, comparable sales, and discounted cash flow models. Because of the inherent uncertainty of these valuations, the estimated values may differ from the actual fair values that may or may not be ultimately realized.

               In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning with its fiscal year 2009.  The standard is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event” (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently evaluating the impact of adopting SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2009, the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009 due to the significant deficiency described in our Annual Report on Form 10-KSB  for the fiscal year ended September 30, 2008 filed December 23, 2008.

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

ITEM 1A.   RISK FACTORS

In addition to the risk factors previously identified in our annual report on Form 10-KSB for the year ended September 30, 2008 and on our Form 10-Q for the period ended March 31, 2009, we add the following risk factor:

       We have not made significant progress in complying with the plan that we submitted to, and that was approved by, the NYSE Amex in connection with our failure to meet certain of the NYSE Amex's continued listing standards, and our common stock could be subject to delisting.

Our common stock is listed on the NYSE Amex (formerly the NYSE Alternext US LLC) under the symbol “GBH.” All companies listed on NYSE Amex are required to comply with certain continued listing standards, including maintaining stockholders’ equity at required levels, share price requirements and other rules and regulations of the NYSE Amex. On January 23, 2009, we received notice from the staff of the NYSE Amex indicating that we are not in compliance with the continued listing standards under Section 1003(a)(i) of the NYSE Amex’s Company Guide (the “Company Guide”) because we reported stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years; we are not considered to be in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; we are not considered to be in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years; and we are not considered to be in compliance with Section 1003(a)(iv) of the Company Guide because we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the NYSE Amex, as to whether we would be able to continue operations and/or meet our obligations as they mature.

We were required to submit a plan of compliance to the NYSE Amex by February 23, 2009.  We submitted such a plan by the deadline, and on April 24, 2009 the NYSE Amex notified us that the plan had been accepted, and granted us an extension until July 23, 2009 to regain compliance with Section 1003(a)(iv) and until July 23, 2010 to regain compliance with Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) of the Company Guide.  Since the acceptance of our plan of compliance by the NYSE Amex, we have not made significant progress in regaining compliance with the NYSE Amex’s continued listing standards.  In particular, we have not regained compliance with Section 1003(a)(iv).  Due to our failure to regain compliance consistent with the plan, the NYSE Alternext may seek to suspend or delist our common stock. In addition, the NYSE Amex has advised us that we should consider effecting a reverse stock split to address our low stock price. Failure to effect a reverse split within a reasonable amount of time could result in suspension or delisting of our common stock.  If our common stock were suspended or delisted it could materially adversely affect its market value and liquidity.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

On August 11, 2009 we received a notice of foreclosure sale from its lender for a 69.11 acre tract of land in its New Sweden project.  The principal balance of the note at June 30, 2009 is approximately $601,000 and accrued interest of the note is approximately $45,000.   The carrying amount of the land is approximately $530,000.  We have not made interest payments since October 2008.  The foreclosure sale is scheduled to be held on September 1, 2009.

ITEM 6.      EXHIBITS

Exhibit No.	Description
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREEN BUILDERS, INC.

Date: August 14, 2009	By:	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Cindy Hammes
Cindy Hammes
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002