Form 10-K
period 2009-09-30
GREEN BUILDERS, INC
filed 2009-12-17
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009.

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23819

GREEN BUILDERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0547762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

8121 Bee Cave Rd., Austin, TX	78746
(Address of Principal Executive Offices)	(Zip Code)
512-732-0932
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Pink Sheets

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐   Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐   Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐   Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐   Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on December 16, 2009 was approximately $1,257,713 (For purposes of this calculation, affiliates represent only holders of more than 10% of Green Builders, Inc. common stock and common stock held by Directors and Officers).

As of December 16, 2009 the registrant had 23,135,539 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference in the Part III of this Annual Report

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Green Builders, Inc. (“we,” “us,” or the “Company”) contains forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial conditions or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART I

Item 1.Business.

Overview

Green Builders, Inc. (“we,” “us,” or the “Company”) is a Texas corporation formerly known as Wilson Holdings, Inc.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation now governs the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and plans to continue to do so.

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

The financial statements are presented on a going concern basis.  The Company has experienced significant losses and expects to continue to generate negative cash flows.  This raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend upon its ability to restructure its existing debt and obtain additional capital.  Failure to restructure and obtain additional capital would result in a depletion of its available funds.

Until October 12, 2009 our common stock was listed on the NYSE Amex (the “Exchange”).  On January 23, 2009, we received notice that we were not in compliance with the Exchange’s continued listing standards under Sections 1003(a)(i), 1003(a)(ii), 1003(a)(iii), and 1003(a)(iv) of the NYSE Amex Company Guide (the “Company Guide”).  On February 23, 2009 we submitted a plan of compliance to the Exchange.  On April 24, 2009 the Exchange notified us that it had accepted our plan for regaining compliance with the Exchange’s continued listing standards and granted us an extension until July 23, 2009 to regain compliance with Section 1003(a)(iv) and until July 23, 2010 to regain compliance with Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) of the Company Guide.  We did not make satisfactory progress consistent with the plan presented to the Exchange and as such our Board of Directors (the “Board”) authorized the voluntary delisting of our common stock from the Exchange.  We filed a Form 25 with the SEC relating to the delisting of our common stock on October 2, 2009. The delisting became effective on October 12, 2009 and our common stock began trading on the Pink Sheets on October 12, 2009.

On November 18, 2009 the Company filed an Information Statement to inform our shareholders of the approval by the Board at a meeting held on November 13, 2009 of amendments to our Certificate of Formation to effect a reverse stock split of our Common Stock followed immediately by a forward stock split of our Common Stock (the “Reverse/Forward Stock Split”).  As a result of the Reverse/Forward Stock Split,  the Company anticipates that shareholders owning fewer than 500 shares of our Common Stock will be cashed out at a price of $0.26 per share, and the holdings of all other shareholders will remain unchanged.

          The intended effect of the Reverse/Forward Stock Split is to reduce the number of record holders of our Common Stock to fewer than 300 so that we will be eligible to terminate the public registration of our Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Provided that the Reverse/Forward Stock Split has the intended effect, we will file to deregister our Common Stock with the Securities and Exchange Commission (the “Commission”).  In such case the Company will no longer be required to file periodic reports with the Commission, although the Company intends to continue to provide sufficient information through the Pink Sheets News Service to allow its Common Stock to continue trading on the Pink Sheets.

Industry Overview

From late 2007 through September 30, 2009 our business has been significantly impacted by the continued deterioration of the real estate and homebuilding industry.  Deteriorating market conditions, turmoil in the mortgage and credit markets and increased price competition have continued to negatively impact the Company during fiscal year 2009.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.  We believe that sales of new homes in the Central Texas area will continue to be challenging in fiscal year 2010 and may continue to deteriorate due to the lack of job growth both in Central Texas and nationwide.

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

Strategy

Our business has been significantly impacted by the continued deterioration of the real estate industry and job market.  We believe that real estate market conditions will continue to be challenging and may deteriorate further in fiscal 2010.  During this downtown our current strategy will be to strengthen our financial condition and balance sheet by reducing debt where possible.  We are also working to reduce our costs where possible through reductions in labor force, homebuilding direct costs, general and administrative and sales and marketing costs and through the deregistration of our Common Stock and ceasing of our reporting obligations pursuant to the Securities Exchange Act of 1934.  Our business strategy is currently focused on the below segments:

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

Land Acquisition and Development

Historically our plan for land development was to secure land based on our understanding of population growth patterns and infrastructure development.  Due to the current downturn of the real estate industry and overall economy we are focusing on improving our balance sheet and leverage by reducing land positions where possible.

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

Green Remodeling

In November 2008 we expanded our services to include “green” remodeling of existing homes.  We have taken a comprehensive approach to engaging in the green remodeling business and offer customers a “one-stop” process for updating their existing home with a focus on energy efficiency.  Our green remodeling program currently caters to existing homeowners in the Austin, Texas area who want to reduce home energy demands and utility bills, lessen home maintenance costs and increase the comfort of their home.  Substantially all of our construction work has been and will continue to be performed by subcontractors.  By subcontracting out the work, there is limited additional capital required to enter this business line.  We also feel that entering into remodeling will help us supplement revenue during this slowdown in the real estate industry.

Current Market and Current Properties

Our activities are in the geographical central Texas area, which we define as encompassing the Austin Metropolitan Statistical Area.  This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

Details of the properties we own or have options to purchase are set forth below:

Name of Project	Date Purchased/ Optioned	Location	Finished Lots	Approximate Undeveloped Acreage	Approximate Acreage Under Option
Rutherford West	June 30, 2005	Northern Hays County, Texas, Hays Independent School District	33	538	-
Georgetown Village	August 22, 2005	The City of Georgetown, Texas, Georgetown Independent School District	115	151	387
Villages of New Sweden	October 18, 2005	Eastern Travis County, Texas, Pflugerville Independent School District	-	453	-
Elm Grove	December 15, 2005	The City of Buda, Texas, Hays Independent School District	60	30	-

Rutherford West – Rutherford West is a residential community located southwest of Austin, Texas in the city of Driftwood, Texas.  Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  We commenced the development of this project in October 2006.  We have completed development on a total of 58 lots in Phase 1 and have 33 lots remaining in this Phase.  The developed finished lots are financed through a lot development loan as part of our secured syndicate bank debt facility led by RBC Bank.  We believe the current value of these lots exceeds the amount we owe and that we will be able to sell these lots.  The principal balance at September 30, 2009 of these remaining finished lots is approximately $1.3 million. We own 538 acres of undeveloped land.  This land is financed through a $7.3 million land loan with Graham Mortgage Capital.  In January 2009, we entered into an agreement with Graham Mortgage Capital to modify the loan agreement (discussed in detail below).  Provided we make the required interest payments, property tax payments, and the land is not sold, the agreement allows us to Deed (in Lieu of Foreclosure) the property back to Graham Mortgage on or before December 31, 2009 with no deficiency.   We expect that the Graham Mortgage Capital loan will be settled via Deed (in Lieu of Foreclosure) of the acreage.

Georgetown Village – Georgetown Village is a mixed use master-planned development in Williamson County, located north of Austin, Texas in Georgetown, Texas.  We purchased the land for this project pursuant to an option contract in August 2005.  Under the option contract we are required to purchase a minimum of 30 acres per year through 2017.  We own approximately 151 acres of undeveloped land as of September 30, 2009.  We commenced the development of this project in January 2006.  We have completed development on a total of 120 lots in Section 6 and 100 lots in Section 9.  We have 115 lots remaining.  Both Section 6 and Section 9 developed lots are financed through a lot development loan as part of our secured syndicate bank debt facility led by RBC Bank.  We believe that the current value of these lots exceeds the amount we owe and that we will be able to sell these lots.  The principal balance at September 30, 2009 of these remaining finished lots is approximately $3.5 million. In addition the undeveloped land is financed through this facility.   The principal balance at September 30, 2009 of this land loan is approximately $810,000.  We believe that the current value of this land exceeds the amount we owe and that we will be able to sell this land.

Villages of New Sweden – New Sweden is a master planned mixed-use community presently undeveloped, contemplated to include single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space in the Pflugerville, Texas school district.  We purchased the land for this project in October 2005 with a combination of bank financing, seller financing and cash on hand.  The property was pledged as collateral for a $4.7 million land loan with Graham Mortgage and seller-financed notes totaling $2.5 million.  In January 2009, we entered into an agreement with Graham Mortgage Capital to modify the loan agreement (discussed in detail below).  Provided we make the required interest payments, property tax payments, and the land is not sold, the agreement allows us to Deed (in Lieu of Foreclosure) the property back to Graham Mortgage on or before December 31, 2009 with no deficiency.  The seller-financed notes are nonrecourse notes.  One of the seller financed notes secured by a deed for approximately 69 acres with a principal balance of $601,625 foreclosed on the property on September 1, 2009.  The other three remaining seller finance notes, with an aggregate principal balance of $1.9 million, foreclosed on the property on December 1, 2009.  We expect that the Graham Mortgage Capital loan will be settled via Deed (in Lieu of Foreclosure) of the acreage.

Elm Grove – Elm Grove is a residential project located south of Austin, Texas in the city of Buda, Texas.  The master plan includes single-family residential and open green space all within walking distance to Elm Grove elementary school.  We acquired the first phase of land for this project in December 2006 with a combination of bank financing and cash on hand.  Development of this project commenced May 2007.  We have completed development on a total of 105 lots in Phase 1 and have 60 lots remaining in this Phase.  The developed finished lots are financed through a lot development loan as part of our secured syndicate bank debt facility led by RBC Bank.  The principal balance at September 30, 2009 of these remaining finished lots is approximately $1.7 million.  We believe that the current value of these lots exceeds the amount we owe and that we will be able to sell these lots.  We own 30 acres of undeveloped land.  In addition the undeveloped land is financed through this facility.  The principal balance at September 30, 2009 of this land loan is approximately $630,000.  We believe that the current value of this land exceeds the amount we owe and that we will be able to sell this land.

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

We currently have the community of Villages of New Sweden planned that is within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West planned in Greenhawe Water Control and Improvement District No. 2. We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts. Also, in the case of Greenhawe Water Control and Improvement District No. 2, we have paid for property set aside by us for the preservation of endangered species and that District will reimburse those costs from future District bond sales, too.  At this time, we estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through September 2009 at such time as each District issues its first bond issue. Usually a District issues its first bond issue only after completion of construction of approximately 200 houses.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1 million of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by such District.  When the reimbursements are received we will record them as reductions of the related asset’s balance.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.  In July 2009, the WCID for the Rutherford West project had its first bond issuance; we received reimbursements of approximately $470,000.  We expect to recover costs from Rutherford West Phase 1.  We do not expect to cover costs incurred for the New Sweden project.  We have already taken an impairment charge for the costs incurred on the New Sweden project.

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

Employees

On September 30, 2009 we had 13 full time employees. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Item 1A.Risk Factors

Set forth below and elsewhere in this Annual Report and in other documents we file with the Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report and our other public filings.

Risks Related to Our Business

Our ability to sustain operations is dependent upon our ability to obtain additional capital and renegotiate our current debt.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for a going concern uncertainty on our financial statements as of September 30, 2009. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital and to restructure our existing debt to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unsuccessful in obtaining adequate loans, obtaining waivers for our noncompliance with our debt holders or raising additional capital, this could require us to abandon some of our development activities, including the development of subdivisions and entitling of land for development; forfeit option fees and deposits and be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Our current operating business has a limited operating history and revenues

In October 2005, we acquired Wilson Family Communities, Inc. which has a limited operating history.  In addition, we commenced our homebuilding operations in June 2007.  While members of our management team have extensive experience in real estate development and homebuilding, our company has a limited operating history and there is no assurance that we will be successful.  Accordingly, our business is subject to substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry.  Through September 30, 2009, our company has incurred cumulative net losses.

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

We are not in compliance with certain covenants under our Credit Facility.  We have obtained forbearance for these covenants.  In the event that we are not able to regain compliance or obtain future forbearance for these covenants, we may be required to repay amounts owed under the Credit Facility and additional amounts owed under our securities purchase agreements, which could harm our business.

We are out of compliance with certain covenants under the terms of a Credit Facility.  We have obtained forbearance for these covenants.  If we are unable to regain compliance our obligation to repay indebtedness outstanding under the facility could be accelerated in full. We may not have or may not be able to obtain sufficient funds to satisfy all repayment obligations. If we are unable to repay these obligations our business would suffer.

Our non-compliance with the terms of the Credit Facility could trigger cross-defaults under our Securities Purchase Agreements.  In December 2005 and September 2006, we entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under our Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that our non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  We do not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  We have discussed our non-compliance with certain investors under the Securities Purchase Agreements but these Note holders have not initiated the process under the Securities Purchase Agreements that would allow them to accelerate our obligations under the Securities Purchase Agreements or take any other remedial action.  We intend to negotiate with all investors under our Securities Purchase Agreements to reach a mutually satisfactory resolution and we intend to cooperate with the Credit Facility lenders to regain compliance with the terms of the credit facility and negotiate a new credit facility.  If we are unable to negotiate successfully with the Securities Purchase Agreement investors and/or are unable to regain compliance with the terms of the credit facility or enter into a replacement facility, all amounts due under the Securities Purchase Agreements may be accelerated.  We would be unable to pay such amounts and our business would suffer.

We are currently in default under our Convertible Promissory Notes.

On December 1, 2009 we were required to make an interest payment of $250,000 on certain promissory notes issued pursuant to a Securities Purchase Agreement dated as of December 19, 2005 (the "2005 Purchase Agreement").  We did not make this interest payment on December 1, 2009, but are seeking agreement from our lenders under the 2005 Purchase Agreement that the failure to pay interest on December 1, 2009 will not be deemed an event of default. We are currently in default under the promissory notes because of our failure to make the interest payment that was due on December 1, 2009. As a result, the holders of the promissory notes have the right to accelerate all amounts of indebtedness outstanding thereunder.  If such demand was made, we would be unable to repay the default amount, and the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.  Though we are in regular communication with the holders of the promissory notes under the 2005 Purchase Agreement, and none of them have demanded payment or exercised other remedies due to our current default, we can give no assurances that the holders will not exercise their remedies in the future.

We have incurred a significant amount of debt but will require additional substantial capital to continue to pursue our operating strategy.

We had approximately $1.2 million in cash and cash equivalents at September 30, 2009.  We have $23.2 million in secured borrowings as of September 30, 2009.  Approximately $11.2 million of this amount was borrowed at interest rates of prime plus 0.00% to 2.00% that adjust in relation to the prime rate. If the prime rate were to significantly increase, we will be required to pay additional amounts in interest under our outstanding notes and line of credit and our financial results could suffer.

We have issued and sold an aggregate of $16.5 million in principal amount of convertible promissory notes since December 2005. These notes bear interest at a fixed rate of 5.0% per annum, with the principal amount of such notes convertible into shares of our common stock at the rate of one share per $2.00 of principal, which conversion rate is subject to proportionate adjustment for stock splits, stock dividends and recapitalizations as well as an anti-dilution adjustment which will apply if we sell shares of our common stock in the future at a price per share of less than $2.00, provided that such conversion rate may not be reduced below a rate of one share of common stock for each $1.00 of note principal.

 Our growth plans will require substantial amounts of cash for earnest money deposits, land purchases, development costs and interest payments, and homebuilding costs. Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, costs associated with our sales, marketing and general and administrative activities will deplete cash. Our Certificate of Formation contains no limits on the amount of indebtedness we may incur.

Land and homes under construction comprise the majority of our assets.  The real estate industry in general and our assets specifically experienced unprecedented declines in both value and sales value.  Any further declines in value could cause our debt to be called, requiring liquidation of assets to satisfy our debt obligations or the use of our cash.  It could also be difficult for us to liquidate our assets, to raise cash and to pay off debts, which could have a material adverse effect.

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

Through September 30, 2009, we have closed on four major land development projects. The majority of our expenditures in the past have been for inventory, consisting of land, land development and land options. To secure additional inventory, we will be required to put up earnest money deposits, make cash down payments, and acquire acreage tracts and pay for certain land development activities costing several million dollars. This amount includes the development of land, including costs for the installation of water, sewage, streets and common areas. In the normal course of business, we enter into various land purchase option agreements that require earnest money deposits.

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

Our real estate activities have to date been conducted entirely in the central Texas region, which we define as encompassing the Austin Metropolitan Statistical Area (“MSA”). This geographic concentration, combined with a limited number of projects that we plan to pursue, make our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the central Texas economy will affect our sales and, consequently, the underlying values of our properties. For example, the economy in the Austin MSA is heavily influenced by conditions in the technology industries. During periods of weakness or instability in technology industries, we may experience reduced sales, which can significantly affect our financial condition and results of operations.

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

We have made the decision to be very selective in our immediate growth plans and may seek joint venture partners for both future and existing land transactions. While joint ventures by their very nature tend to have a lower pure dollar margin they also transfer risk to the joint venture entity thus helping preserve the viability of our company. However, to the extent that we undertake joint ventures to develop properties or conduct our business, we may be liable for all obligations incurred by the joint venture, even though such obligations may not have been incurred by us, and our share of the potential profits from such joint venture may not be commensurate with our liability. Moreover, we will be exposed to greater risks in joint ventures should our co-ventures’ financial condition become impaired during the term of the joint venture, as creditors will increasingly look to our company to support the operations and fund the obligations of the joint venture.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The requirements of these laws and  the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and  may place significant strain on our personnel, systems and  resources.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  The size of our financial and accounting organization has resulted in a significant deficiency in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

Risks Related to Investment in Our Securities

We delisted our shares of common stock from the NYSE Amex, which may adversely affect, the market price of and trading market for our common stock.

On September 21, 2009, our Board of Directors approved the filing of a Form 25 with the Commission to voluntarily delist the Company’s common stock from the NYSE Amex, LLC (the “Exchange”).  On October 12, 2009 the delisting from the Exchange became effective and our common stock began trading on the Pink Sheets under the ticker symbol GRBU.

The delisting of our common stock from the Exchange may impair the ability of our shareholders to buy and sell our common stock and could have an adverse effect on the market price and the trading market for our common stock. In addition, the delisting of our common stock from the Exchange could significantly impair our ability to raise capital should we desire to do so in the future or to utilize our common stock as consideration in acquisitions.

We have recently taken action to deregister our common stock under the Securities Exchange Act of 1934. If the deregistration is completed, we will no longer be subject to the periodic reporting requirements of the Securities and Exchange Commission.

In November 2009, our Board of Directors approved amendments to our Certificate of Formation to effect a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the “Reverse/Forward Stock Split”).  We have filed an information statement on Schedule 14-C and a transaction statement on Schedule 13E-3 with the Commission to allow us to take this action.  In the event that we effect the Reverse/Forward Stock Split, we anticipate that our shareholders owning fewer than 500 shares of our common stock will be cashed out at a price of $0.26 per share, and the holdings of all other shareholders will remain unchanged.  In effecting this transaction, we intend to reduce the number of record holders of our common stock below 300 so that we may terminate the public registration of our common stock under the Exchange Act. We are considering this going private transaction in order to reduce the costs of our compliance with the reporting requirements of the Exchange Act and the potential additional costs of complying with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. In the event that we proceed with the Reverse/Forward Stock Split and the contemplated deregistration is consummated, we will no longer be subject to public reporting requirements under the Exchange Act, including any requirements to file annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K.  Consequently, following any such deregistration, we will have no obligation to make available to the public current financial or other information concerning our company, except such information, if any, as we may choose to voluntarily disclose or be required to disclose pursuant to applicable legal or contractual requirements.

The liquidity of our shares of common stock will be adversely affected by our plan to deregister.

If we are successful in our plan to terminate the registration of our common stock under the Exchange Act, our common stock may continue to be quoted over-the-counter on the Pink Sheets if market makers continue to make a market in the Company's shares.  However, the Company can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, following the termination of the registration of our common stock, our common stock may become more illiquid, which could negatively impact market prices for the Company's common stock and make it more difficult for shareholders to sell their shares.  In addition, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the Commission. As a consequence, there may be little if any public information available about the Company's business, operations, financial condition, results of operations or other matters.

We may not complete the contemplated deregistration of our common stock.

We have filed a preliminary information statement with the Commission under the Exchange Act that describes the Reverse/Forward Stock Split and our reasons for the going private transaction.  Following completion of review by the Commission, we intend to distribute a definitive information statement to our shareholders and to effect the Reverse/Forward Stock Split 20 days following this distribution. We may not be able to complete the deregistration of our common stock in a timely manner due to Commission filing requirements or for other reasons, which could cause us to abandon the Reverse/Forward Stock Split. In the event that our deregistration is delayed or we are not otherwise able to effect the contemplated Reverse/Forward Stock Split, we would not proceed with the going private transaction and we would remain as a public company.  In addition, investors owning fewer than 500 shares of our common stock would not receive $0.26 per share if the Reverse/Forward Stock Split is not consummated.  In addition, we may amend the terms of the Reverse/Forward Stock Split such that the share ownership threshold at which a shareholder would be cashed out may be lower than 500 shares and/or the price at which shareholders are cash out may be higher or lower than $0.26 per share.

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

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

1. Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

2. Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

3. Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

4. Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

5. The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

Provisions of our Certificate of Formation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Our authorized but unissued shares of common stock are available for our Board of Directors to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or other transaction. In the future, we may elect to amend our Certificate of Formation to provide for authorized but unissued shares of preferred stock that would be issuable at the discretion of the Board of Directors. We can amend and restate our Certificate of Formation by action of the Board of Directors and the written consent of a majority of stockholders.

Item 1B.Unresolved Staff Comments.

Not applicable

Item 2.   Properties

Our corporate office, which we lease from a third party, contains approximately 5,000 square feet, and is located in Austin, Texas.  We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3.   Legal Proceedings

We are not a party to any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) On September 4, 2009 the Company filed a definitive information statement with the Commission notifying the holders of our common stock of action taken by written consent of the holders of a majority of the Company’s voting power on September 4, 2009 (the “Action by Written Consent”).

(b) The following matters were approved by the Action by Written Consent:

Election of the following three (3) directors to hold office until the next annual stockholder’s meeting or until their respective successors are duly elected or appointed:

	Votes For	Withhold	Votes Abstain	Broker Non-Votes
Clark N. Wilson	12,460,826	-	-	-
Jay Gouline	12,460,826	-	-	-
William Weber	12,460,826	-	-	-

PART II

Item 5.       Market for  Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From May 17, 2007 until October 12, 2009 our common stock traded on the NYSE Amex.  On October 2, 2009 the Company filed a Form 25 with the Commission in order to effect the voluntary delisting of our common stock from the NYSE Amex due to the Company’s non-compliance with certain listing standards of the NYSE Amex.  The delisting became effective on October 12, 2009.  Our common stock began trading on the Pink Sheets on October 12, 2009.

The following is a schedule of the reported high and low closing bid quotations per share for our Common Stock during the period from October 1, 2007 through September 30, 2009 all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended 2008
First Quarter	$2.00	$0.81
Second Quarter	$1.35	$0.85
Third Quarter	$1.50	$0.85
Fourth Quarter	$1.20	$0.59

Fiscal Year Ended 2009
First Quarter	$0.66	$0.12
Second Quarter	$0.40	$0.15
Third Quarter	$0.52	$0.19
Fourth Quarter	$0.35	$0.15

The last reported sale price of our common stock on the Pink Sheets on December 16, 2009 was $0.13 per share. According to the records of our transfer agent, there were approximately 328 record holders of our common stock as of December 16, 2009.

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

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2009.

Equity Compensation Plans

The following table provides information as of September 30, 2009 with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	566,563	$2.04	1,933,437

Equity compensation plans not approved by security holders	-	-	-

Item 6.Selected Financial Data

Not Applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes included elsewhere in this document.

Overview

We are a real estate development and homebuilding company.  We commenced our homebuilding operations in June 2007 with the purchase of Green Builders, Inc.  We build energy efficient homes in Austin, Texas and we make it a priority to fully utilize sustainable building practices and to use earth-friendly products and materials.

From late 2007 through September 30, 2009 our business has been significantly impacted by the continued deterioration of the real estate and homebuilding industry.  Deteriorating market conditions, turmoil in the mortgage and credit markets and increased price competition have continued to negatively impact the Company during fiscal year 2009.  We believe that sales of new homes in the Central Texas area may continue to be slow in fiscal year 2010.  We believe this slowdown is attributable to a decline in consumer confidence, the inability of some buyers to sell their current homes and the direct and indirect impact of the well-publicized turmoil in the mortgage and credit markets.

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

Prior to our acquisition of Green Builders, Inc., we were solely focused on the acquisition of undeveloped land that we believed, based on our research of population growth patterns and infrastructure development, was strategically located.  We have funded these acquisitions primarily with bank debt and cash we raised from financing activities.  We currently have completed 220 lots in Georgetown Village, 105 lots in Elm Grove and 58 lots in Rutherford West.  We have purchased approximately 184 acres in Georgetown Village, 522 acres in New Sweden, 60 acres in Elm Grove, and 736 acres in Rutherford West.  We are expecting to sell the remaining 453 acres in New Sweden via a combination of foreclosure and deed in lieu of foreclosure.  We are expecting to sell 538 acres in Rutherford West via deed in lieu of foreclosure.  We plan to continue to sell and develop the remaining properties.  This portion of our business focus has required the majority of our financial resources.  Due to the continued deterioration of the homebuilding industry and based on our current liquidity, we are currently in negotiations to dispose of some of our land positions including but not limited to deed in lieu of foreclosure of these assets.

In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  A focus of our business had been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the homebuilding industry both nationally and to a lesser extent locally, beginning in the second quarter of 2007 and continuing through September 30, 2009, demand for finished lots by national homebuilders has been, and we expect will continue to be, significantly reduced.  As a result, orders placed for some of our finished lots were cancelled.  We elected to retain some of our lots for use in our homebuilding business.  We believed that retaining some of our lots for use in homebuilding activities would have allowed us to generate homebuilding revenue to replace some of the revenue from the loss of sales of these finished lots.  Our current focus is to pursue lot sales contracts with both national and regional builders to pay down debt and improve our balance sheet.

In November 2008 we expanded our services to include “green” remodeling of existing homes.  We have taken a comprehensive approach to engaging in the green remodeling business and offer customers a “one-stop” process for updating their existing home with a focus on energy efficiency.  Our green remodeling program currently caters to existing homeowners in the Austin, Texas area who want to reduce home energy demands and utility bills, lessen home maintenance costs and increase the comfort of their home.  Initially, substantially all of our construction work has been and will be performed by subcontractors.  By subcontracting out the work, there is limited additional capital required to enter this business line.  We also feel that entering into remodeling will help us supplement revenue during this slowdown in the real estate industry.

Reverse/Forward Split

On November 18, 2009 we filed an information statement to inform our shareholders of the approval by our Board of Directors at a meeting held on November 13, 2009 of amendments to our Certificate of Formation to effect a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the “Reverse/Forward Stock Split”).  If it is consummated, the Reverse/Forward Split will result in shareholders owning fewer than 500 shares of our common stock being cashed out at a price of $0.26 per share, and the holdings of all other shareholders remaining unchanged.  We estimate that it will cost approximately $10,300 to cash out the fractional shares and that we will incur approximately $32,500 in advisory, legal, financial and other costs in connection with the Reverse/Forward Split.

          The intended effect of the Reverse/Forward Stock Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Exchange Act.  Provided that the Reverse/Forward Stock Split has the intended effect, we will file to deregister our common stock with the Commission. We will in such case no longer be required to file periodic reports with the Commission, although we intend to continue to provide sufficient information through the Pink Sheets News Service to allow our common stock to continue trading on the Pink Sheets.  We estimate that our annual savings will be approximately $400,000.

Comparison of Year Ended September 30, 2009 and 2008

	Year Ended September 30, 2009	Year Ended September 30, 2008	Change	Change %
Revenues
Homebuilding and related services revenues	$12,601,829	$6,042,311	$6,559,518	109%
Land revenues	1,565,122	2,950,894	(1,385,772)	-47%
Remodeling revenues	349,485	-	349,485	n/a
Gross Profit
Homebuilding and related services gross profit	1,811,566	662,604	1,148,962	173%
Land gross profit	333,411	830,624	(497,213)	-60%
Remodeling gross profit	61,806	-	61,806	n/a
Inventory impairments and land option cost write-offs	(4,283,501)	(5,887,924)	1,604,423	27%
Costs & Expenses
Operating expenses	4,560,906	6,986,961	(2,426,055)	-35%
Operating Loss	(6,637,624)	(11,381,657)	4,744,033	42%
Net Loss	$(10,237,341)	$(14,832,608)	$4,595,267	31%

Results of Operations

Homebuilding and Related Services Revenues

Background – Homebuilding and related services revenues consists of revenues from home sales.  Prior to fiscal 2008, all home sales were generated by our homebuilder customers utilizing our homebuilder services.  In June 2007 we acquired Green Builders, Inc. and commenced our homebuilding activities.  We sell homes in the Austin, Texas area for prices ranging from $170,000 to $450,000.

For the year ended September 30, 2009 we had 48 home sales and 15 cancellations.  We had 50 home closings.  At September 30, 2009 we had one completed speculative unit, two models and 12 units in backlog.  For the year ended September 30, 2008 we had 68 home sales and 13 cancellations.  We had 26 home closings.  We had 13 completed speculative units, one speculative unit under construction, seven completed models, and 29 units in backlog.  Backlog is defined as homes under contract but not yet delivered to our home buyers.

For the year ended September 30, 2009, we have seen a decrease in net homebuilding sales volume.  Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during fiscal year 2009.  It is our opinion that this is primarily due to decreased consumer confidence in the economy and real estate market.  We believe that the turmoil in the credit and mortgage market combined with national publicity of significantly deteriorating general and economic conditions has caused a lack of urgency for buyers.  We expect that home sales will continue to be slow throughout fiscal 2010.  In accordance with these anticipated market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

Revenues - During the year ended September 30, 2009, home sales accounted for approximately 87% of revenues.  For the year ended September 30, 2009 we had 50 home closings at an average sales price of $252,000.  During the year ended September 30, 2008 we had 26 home closings at an average sales price of $232,000.  The increase in average sales price is due to an increase in built to order houses versus speculative houses in prior year.

Impairments – The Company recorded impairments of $452,752 during the year ended September 30, 2009 compared to impairments of $848,000 for the year ended September 30, 2008.  In accordance with FASB guidance, the Company performs an inventory impairment analysis on a quarterly basis.  If impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of lots and land under existing and anticipated market conditions.

Gross Profit- Gross profit percentage before impairments was 14% for the year ended September 30, 2009 compared to 11% for the year ended September 30, 2008.  The increase in gross margin percentage is due to an increase in built to order houses versus speculative houses in prior year.  In addition there was a decrease in material and labor costs for homebuilding since September 30, 2008.

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

Revenues – Revenues from the sale of land decreased by 47% during the year ended September 30, 2009 compared to the year ended September 30, 2008.  During the year ended September 30, 2009 we closed on a 10 acre tract of land for approximately $635,000 compared with a 5 acre tract of land closed during the year ended September 30, 2008 for approximately $349,000.  During the year ended September 30, 2009, we closed 21 finished lots at an average sales price of $44,200 as compared to 45 finished lots at an average sales price of $58,000 for the year ended September 30, 2008.  The decrease in lot and land development revenues in 2009 was due to the cancellation of lot sales contracts from regional and local homebuilders during the last twelve months.  We believe that the decrease in sales price is due to a decrease in demand for finished lots by regional and local homebuilders which has reduced prices for developed land.

Impairments – We recorded impairments of $3.8 million for the year ended September 30, 2009 compared to impairments of $5 million for the year ended September 30, 2008. In accordance with FASB guidance, we perform an inventory impairment analysis on a quarterly basis.  If impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  Our determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of lots and land under existing and anticipated market conditions.

Gross Profit – Gross profit percentage before impairments was 21% for the year ended September 30, 2009 compared to 28% for the same period in 2008.  The decrease is partially attributable to a 5 acre tract of land that was sold with a 65% gross profit percentage during the fiscal year ended 2008.  In addition for the fiscal year ended 2009, the Company recorded a loss for five lots sold.

Remodeling Revenues

Background –Remodeling revenues consists of revenues from the sale of remodeling and construction contracts.  In November 2008 we expanded our services to include remodeling services for existing homes.

Revenues – During the year ended September 30, 2009 we had $349,000 in remodeling revenues, compared with no remodeling revenue for the same period in 2008.  Remodeling revenues were primarily composed of one large construction contract.

Gross Profit – Gross profit percentage was 18% for remodeling services for the year ended September 30, 2009.

General and Administrative Expenses

Breakdown of G&A Expenses	Year Ended September 30, 2009	Year Ended September 30, 2008	Change	Change %
Salaries, benefits, payroll taxes and related emp. exps.	$947,053	$1,615,182	$(668,129)	-41%
Stock compensation expense	153,542	834,599	(681,057)	-82%
Legal, accounting, auditing, consultants, and investor relations	350,680	958,219	(607,539)	-63%
General overhead, including office expenses, insurance, and travel	570,245	857,211	(286,966)	-33%
Restructuring expenses	138,304	-	138,304	n/a
Amortization of subordinated debt costs and transaction costs	237,012	237,012	-	0%
Total G&A	$2,396,836	$4,502,223	$(2,105,387)	-47%

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal expenses, and general office expenses and insurance.  During the fiscal year ended September 30, 2009 and 2008, salaries, benefits, taxes and related employee expenses totaled approximately $947,000 and $1,615,000, respectively, and represented approximately 40% and 36%, respectively, of total general and administrative expenses for the periods.  The decrease for the year is due to a decrease in approximately 40% of personnel from September 30, 2008 to September 30, 2009.

Legal, accounting, audit, consulting and investor relations expense totaled $350,680 and $958,219 for the year ended September 30, 2009 and 2008, respectively.  General overhead, including office expenses, insurance, and travel totaled $570,245 and $857,211 for the year ended September 30, 2009 and 2008, respectively.  The decrease in these general and administrative costs primarily resulted from our initiative to control costs.

Restructuring expenses relate to expenses incurred to restructure our debt agreement with Graham Mortgage Capital and our syndicate of banks.  In the prior year we incurred no expenses for restructuring.

Sales and Marketing Expenses

Sales expenses include selling costs, commissions, salaries and related taxes and benefits, finished inventory maintenance and property tax expense.  Marketing activities including websites, brochures, catalogs, signage, billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  During the year ended September 30, 2009 the Company impaired approximately $227,000 for its sales office trailer costs.  Sales and marketing expenses as a percentage of revenues before the impairment of the sales office was 13% and 24% for the year ended September 30, 2009 and 2008, respectively.

Impairment of Intangible Assets

We account for intangible assets in accordance with FASB guidance that definite-lived intangibles are to be amortized over their estimated useful lives and are to be evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.  During the year ended September 30, 2008 we recorded an impairment charge of approximately $293,000 related to the trademark name of Green Builders, Inc.  No impairments for intangible assets were recorded during the year ended September 30, 2009.

Troubled Debt Restructuring

In July 2009 we received a notice of foreclosure sale from our lender under a promissory note dated October 12, 2006 in the original principal amount of $601,625, informing us that default had occurred under such promissory note. The promissory note was secured by a deed of trust creating a lien upon a 69.11 acre tract of land in our New Sweden project. The foreclosure sale was held on September 1, 2009.  The note was a nonrecourse note and the gain resulting from the foreclosure was calculated as follows:

Carrying amount of debt settled in full	$601,625
Cancellation of accrued interest	51,982
Debt settlement amount	653,607
Carrying amount of asset	525,282
Gain on troubled debt restructuring	$128,325

Interest Expense and Other Income

	Year Ended September 30, 2009	Year Ended September 30, 2008	Change	Change %
Interest expense - convertible debt	$825,000	$833,450	(8,450)	-1%
Interest discount expense - convertible debt	558,348	558,348	-	0%
Interest expense - land and development loans	2,535,091	2,357,559	177,532	8%
Interest income and misc income	(190,397)	(298,406)	108,009	36%
Total interest and other expense and income	$3,728,042	$3,450,951	277,091	8%

Interest expense for land and development loans increased by approximately $178,000 for the year ended September 30, 2009 over the same period in 2008.  The increase is primarily attributable to the increase of interest expense for property not under development and an increase in interest expense from 12.5% to 14% for our Rutherford West and New Sweden properties.  The decrease in interest income is due to a decline in interest earned on our reduced cash balances.

Going Concern Liquidity and Capital Resources

On September 30, 2009, we had approximately $1.2 million in cash and cash equivalents.  Our current operations and future growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs.  Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, sales and marketing expenses, general and administrative costs, and interest payments, cash will continue to be depleted.  Due to current market conditions and slow home and land sales, we anticipate that we will need additional capital to support operations for the next twelve months.  We can not provide any assurance that we will be successful in obtaining additional capital on acceptable terms or at all.

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

On June 29, 2007, we entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent pursuant to a Borrowing Base Loan Agreement (the “Loan Agreement”).  International Bank of Commerce, Laredo, Texas (“IBC Bank”) and Franklin Bank, S.S.B. (“Franklin Bank”) are the other two banks that make up the syndicate of banks.  Our obligations under the Credit Facility are secured by the assets of each subdivision to be developed.  The Company has guaranteed the obligations of WFC under the Credit Facility.

In June 2008 the Credit Facility was reduced to $30 million.  We received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.  On November 5, 2009, we received notice that the FDIC debt was bought by LNV Corporation.

On May 14, 2009, we entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) of the Credit Facility.  The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30,000,000 to $10,846,163.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The Modification revised the interest rate of the Credit Facility from prime plus .25%, with a floor of 5.5% to libor plus 3.5%, with a floor of 6%.   At September 30, 2009 we had $9.3 million outstanding under the Master Line and have drawn all the remaining loan commitments from the Credit Facility.

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

Pursuant to the Modification, WFC is required to reduce the outstanding principal amount under the Master Line to approximately $9 million by September 30, 2009, $6 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

WFC is not currently in compliance with the revised covenants of the Modification.  Per the Modification, WFC was required to have an outstanding principal balance of $9 million at September 30, 2009.  WFC’s principal balance at September 30, 2009 was approximately $9.3 million.  WFC received forbearance, giving WFC until October 31, 2009 to be in compliance with the required principal reduction.  At October 31, 2009 WFC’s principal balance was approximately $8.7 million.

At September 30, 2009 WFC was not in compliance with the net worth covenant, the debt to equity covenant, and working capital covenant.  WFC received forbearance, giving WFC until December 31, 2009 to be in compliance with these covenants.  If WFC continues to be out compliance with these covenants, WFC’s obligation to repay indebtedness outstanding under the Credit Facility, its term loans, and its outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt required to repay.  It is anticipated by our management that we will no longer have access to this line of credit to construct homes for sale.

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

On December 1, 2009 we were required to make our semi-annual interest payments to the noteholders of the 2005 Convertible Promissory Notes.  We did not make the required $250,000 interest payments on December 1, 2009.  We are currently in negotiations with the noteholders to forbear from exercising the remedies under the agreement due the our failure to make the interest payments when due on December 1, 2009.  We can not make any assurances that we will reach an agreement with these noteholders.

In January 2009, we entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  As of September 30, 2009 we had $1,049,375 in accrued interest for the Rutherford West loan and $675,624 in accrued interest for the New Sweden loan.  The agreement allows deferral of the $1,037,208 and $667,792 of accrued interest until December 31, 2009 or until the property is sold.  Effective January 1, 2009, we began paying 2% interest on each loan (“Modified Interest Payment”) and is accruing an additional 12% interest on the loan.  In exchange for entering into the agreement we will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of our common stock at December 31, 2009.  The warrant will have a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  We are required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for us to list the property and retain a broker to market the property.   In the event we receive an offer for a price less than sufficient to satisfy the Graham Mortgage Capital note payment, we must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.

On March 12, 2009 we entered into an agreement with LNZCO to provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  We have issued a promissory note for construction loans totaling approximately $1.8 million to LNZCO.  In June 2009, we issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  The promissory note bears interest at a rate of 10%, had a two point origination fee, matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee.  We had borrowings outstanding of approximately $80,000 for a land loan from LNZCO at September 30, 2009.  We can not provide any assurances that we will receive financing for the construction of new single family residences from LNZCO.  See footnote 2.  We can give no assurance that in such an event, we would have adequate capital to construct homes.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

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

Inventory

Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, homebuilding costs, interest and real estate taxes incurred during development and construction phases.

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

Municipal Utility and Water District Receivables

We currently have planned the community of Villages of New Sweden within the boundaries of New Sweden Municipal Utility District No. 1 and the community of Rutherford West in Greenhawe Water Control and Improvement District No. 2 (each a “District” and together the “Districts”).  We incur development costs for the initial creation and operating costs of these Districts and continuing costs for the water, sewer and drainage infrastructure for these Districts.  The Districts will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases.  It can take several years before the assessed value is able to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through September 30, 2009 for costs spent for Rutherford West Phase 1.  We have completed Phase 1 for the Rutherford West project and have approximately $1.1 million of water district reimbursements included in inventory that we anticipate will be collected from bond issuances made by such District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bond issue only after completion of construction of approximately 200 houses.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, it could have a material effect on our financial statements.   In July 2009, the WCID for the Rutherford West project had its first bond issuance; we received reimbursements of approximately $470,000.  We expect to recover costs from Rutherford West Phase 1.  We do not expect to recover costs for the New Sweden project.  We have taken an impairment charge for costs incurred for the New Sweden project.

Concentrations

Our current activities are currently in the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

Recent Accounting Pronouncements

 The Company has incorporated authoritative guidance issued by the Financial Accounting Standard Board (“FASB”) for fair value measurement, except as it applies to the nonfinancial assets and nonfinancial liabilities as discussed further in the authoritative guidance.  The guidance provides a framework for measuring fair value under GAAP. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

In October 2008, FASB issued authoritative guidance for the fair value of a financial asset when the market for that asset is not active.  This guidance clarifies the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In determining fair value for a financial asset, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.

  The initial adoption of the provisions the authoritative guidance did not have a material effect on the Company’s financial statements.

The fair values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

Inventory is initially recorded at cost and is subsequently recorded at lower of cost or fair value.  Fair value is determined by the Company based on a number of factors, including: sales to unrelated new investors, comparable sales, and discounted cash flow models. Because of the inherent uncertainty of these valuations, the estimated values may differ from the actual fair values that may or may not be ultimately realized.

                In February 2007, the FASB issued authoritative guidance for the fair value option of financial assets and financial liabilities.  This guidance permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This guidance is effective for fiscal years beginning with its fiscal year 2009.  The standard is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is currently evaluating the impact of adoption of this authoritative guidance on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing the FASB Accounting Standards Codification as the source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements.

Item 8.         Financial Statements and Supplementary Data

The Financial Statements required by this item are included in Part III, Item 15 and are presented beginning on Page F-1.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the period ended September 30, 2009, the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to the significant deficiency described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2009.  Management’s assessment identified the following significant deficiency in internal control over financial reporting:

Our management determined that our company does not have sufficient dedicated accounting and finance staff to keep abreast of developing U.S. GAAP and SEC reporting matters in order to proactively assess the impact of business developments on financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

If the Company’s common stock continues to be registered under the Exchange Act 120 days after the fiscal year covered by this Annual Report, Items 10 through 14 will be included in our proxy statement for our 2010 Annual Meeting of Shareholders, and are incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the section captioned “Election of Directors “ in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 11.  Executive Compensation

The information required by this Item will be included under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	The following consolidated financial statements of Green Builders, Inc. are included as follows:

2.	Financial Statement Schedules

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 and incorporated herein by reference)
3.2	Registrant’s Certificate of Formation dated April 3, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 9, 2009 and incorporated herein by reference)
3.3
Certificate of Amendment to Registrant’s Certificate of Formation dated April 3, 2008 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 9, 2009 and incorporated herein by reference)

4.2
Underwriter Warrant issued by Registrant to Capital Growth Financial, LLC (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “2007 S-1”) and incorporated herein by reference)

10.1+	Registrant’s 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.2+	Amendment No. 1 to Registrant’s 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.2 to the 2007 S-1 and incorporated herein by reference)
10.3
Registration Rights Agreement by and among the Registrant and the purchasers of Registrant’s Convertible Notes issued December 19, 2005 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.4
Form of Warrant issued to Purchasers of Convertible Notes dated December 19, 2005 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.5
Registration Rights Agreement dated September 29, 2006 by and among the Registrant and the purchasers of the Registrant’s Convertible Notes issued September 29, 2006 (filed as Exhibit 10.2 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.6
Form of Warrant issued to Purchasers of Convertible Notes dated September 29, 2006 (filed as Exhibit 10.3 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.7+
Employment Letter Agreement dated February 14, 2007 by and between Registrant and Clark Wilson (filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference)

10.8
Borrowing Base Loan Agreement by and between Wilson Family Communities, Inc, and RBC Centura Bank, with Franklin Bank SSB and International Bank of Commerce as co-lenders dated June 30, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by reference)

10.9
Amendment to Modify Loan Agreements by and between Wilson Family Communities, Inc, RBC Bank (USA), Franklin Bank SSB and International Bank of Commerce dated June 23, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2008 and incorporated herein by reference)

10.10
Second Amendment to Modify Loan Agreements by and between Wilson Family Communities, Inc, RBC Bank (USA), Franklin Bank SSB and International Bank of Commerce dated July 2, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2008 and incorporated herein by reference)

10.11
Fourth Amendment to Modify Loan Agreements by and between Wilson Family Communities, Inc, RBC Bank (USA), International Bank of Commerce and Federal Deposit Insurance Corporation, as receiver for Franklin Bank SSB, dated May 11, 2009 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference)

10.12
Modification and Forbearance Agreement between the Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation dated January 12, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)

10.13
Modification and Forbearance Agreement between the Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation dated January 12, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)

10.14	Form of Construction Loan Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 17, 2009 and incorporated herein by reference)
10.15	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 17, 2009 and incorporated herein by reference)
10.16	Form of Deed of Trust (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 17, 2009 and incorporated herein by reference)
21*	Subsidiaries of Registrant
24*	Power of Attorney (included in signature page).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
   * Filed herewith
   + Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BUILDERS, INC.

Date: December 17, 2009	By:	/s/ Clark N. Wilson
Clark N. Wilson
President and Chief Executive Officer

Date: December 17, 2009	By:	/s/ Cindy Hammes
Cindy Hammes
Principal Financial Officer and Principal Accounting Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Clark Wilson and Cindy Hammes, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 17, 2009.

Name	Title

/s/ Clark N. Wilson
Clark N. Wilson	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Cindy Hammes	Principal Financial Officer
Cindy Hammes

/s/ Jay Gouline	Director
Jay Gouline

/s/ William E Weber	Director
William E Weber

EXHIBIT INDEX

LIST OF EXHIBITS

Exhibit No.	Description
3.1	Bylaws of Registrant (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 and incorporated herein by reference)
3.2	Registrant’s Certificate of Formation dated April 3, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 9, 2009 and incorporated herein by reference)
3.3
Certificate of Amendment to Registrant’s Certificate of Formation dated April 3, 2008 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 9, 2009 and incorporated herein by reference)

4.2
Underwriter Warrant issued by Registrant to Capital Growth Financial, LLC (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-140747) (the “2007 S-1”) and incorporated herein by reference)

10.1+	Registrant’s 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 11, 2005 and incorporated herein by reference)
10.2+	Amendment No. 1 to Registrant’s 2005 Stock Option/Stock Issuance Plan (filed as Exhibit 10.2 to the 2007 S-1 and incorporated herein by reference)
10.3
Registration Rights Agreement by and among the Registrant and the purchasers of Registrant’s Convertible Notes issued December 19, 2005 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.4
Form of Warrant issued to Purchasers of Convertible Notes dated December 19, 2005 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 19, 2005 and incorporated herein by reference)

10.5
Registration Rights Agreement dated September 29, 2006 by and among the Registrant and the purchasers of the Registrant’s Convertible Notes issued September 29, 2006 (filed as Exhibit 10.2 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.6
Form of Warrant issued to Purchasers of Convertible Notes dated September 29, 2006 (filed as Exhibit 10.3 to Registrants Current Report on Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.7+
Employment Letter Agreement dated February 14, 2007 by and between Registrant and Clark Wilson (filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference)

10.8
Borrowing Base Loan Agreement by and between Wilson Family Communities, Inc, and RBC Centura Bank, with Franklin Bank SSB and International Bank of Commerce as co-lenders dated June 30, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by reference)

10.9
Amendment to Modify Loan Agreements by and between Wilson Family Communities, Inc, RBC Bank (USA), Franklin Bank SSB and International Bank of Commerce dated June 23, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2008 and incorporated herein by reference)

10.10
Second Amendment to Modify Loan Agreements by and between Wilson Family Communities, Inc, RBC Bank (USA), Franklin Bank SSB and International Bank of Commerce dated July 2, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2008 and incorporated herein by reference)

10.11
Fourth Amendment to Modify Loan Agreements by and between Wilson Family Communities, Inc, RBC Bank (USA), International Bank of Commerce and Federal Deposit Insurance Corporation, as receiver for Franklin Bank SSB, dated May 11, 2009 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference)

10.12
Modification and Forbearance Agreement between the Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation dated January 12, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)

10.13
Modification and Forbearance Agreement between the Registrant, Wilson Family Communities, Inc. and Graham Mortgage Corporation dated January 12, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 15, 2009 and incorporated herein by reference)

10.14	Form of Construction Loan Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 17, 2009 and incorporated herein by reference)
10.15	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 17, 2009 and incorporated herein by reference)
10.16	Form of Deed of Trust (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 17, 2009 and incorporated herein by reference)
21*	Subsidiaries of Registrant
24*	Power of Attorney (included in signature page).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
   * Filed herewith
   + Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Green Builders, Inc.

We have audited the accompanying balance sheets of Green Builders, Inc. (the “Company”) as of September 30, 2009 and 2008 and the related statements of operations, and stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the year’s then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP
Austin, Texas
December 17, 2009

GREEN BUILDERS, INC.
Balance Sheets
As of September 30, 2009 and September 30, 2008

	September 30, 2009	September 30, 2008

Cash and cash equivalents	$1,152,875	3,711,180
Inventory
Land and land development	26,398,043	32,738,655
Homebuilding inventories	2,079,143	8,204,129
Total inventory	28,477,186	40,942,784
Other assets	129,751	478,420
Debt Issuance costs, net of amortization	791,194	1,028,206
Property, and equipment, net of accumulated depreciation and amortization of $407,925 and $32,294, respectively	600,786	1,418,588
Total assets	$31,151,792	47,579,178
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$685,397	1,690,763
Accrued real estate taxes payable	238,580	697,699
Accrued liabilities and expenses	404,043	421,385
Accrued interest	2,100,996	528,683
Deferred revenue	14,891	31,135
Lines of credit	9,397,258	15,779,310
Notes payable	13,872,995	14,474,620
Subordinated convertible debt, net of $2,128,524 and $2,686,872 discount, respectively	14,371,476	13,813,128
Total liabilities	41,085,636	47,436,723
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	28,110,945	27,949,903
Retained deficit	(38,067,925)	(27,830,584)
Total stockholders' deficit	(9,933,844)	142,455
Commitments and contingencies	-	-
Total liabilities and stockholders' deficit	$31,151,792	47,579,178

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Operations
Year Ended September 30, 2009 and 2008

	Year Ended September 30, 2009	Year Ended September 30, 2008

Revenues:
Homebuilding and related services	$12,601,829	6,042,311
Land sales	1,565,122	2,950,894
Remodeling revenues	349,485	-
Total revenues	14,516,436	8,993,205

Cost of revenues:
Homebuilding and related services	10,790,263	5,379,707
Land sales	1,231,711	2,120,270
Remodeling	287,679	-
Inventory impairments and land option cost write-offs	4,283,501	5,887,924
Total cost of revenues	16,593,154	13,387,901

Total gross profit	(2,076,718)	(4,394,696)

Costs and expenses:
Corporate general and administration	2,396,836	4,502,223
Sales and marketing	2,164,070	2,192,046
Impairment of intangible assets	-	292,692
Total costs and expenses	4,560,906	6,986,961
Operating loss	(6,637,624)	(11,381,657)
Other income (expense):
Gain on restrucured debt	128,325	-
Interest and other income	190,397	298,406
Interest expense	(3,918,439)	(3,749,357)
Total other expense	(3,599,717)	(3,450,951)
Income before income taxes	(10,237,341)	(14,832,608)
Provision for income taxes	-	-
Net loss	$(10,237,341)	(14,832,608)

Basic and diluted loss per share	$(0.44)	(0.64)

Basic and diluted weighted average common shares outstanding	23,135,539	23,135,539

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Stockholders' Equity
For the Year Ended September 30, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at September 30, 2007	23,135,539	$23,136	$27,040,304	$(12,997,976)	$14,065,464
Stock-based compensation expense	-	-	834,599	-	834,599
Services provided without compensation by principal shareholder	-	-	75,000	-	75,000
Net loss	-	-	-	(14,832,608)	(14,832,608)
Balances at September 30, 2008	23,135,539	$23,136	27,949,903	(27,830,584)	142,455
Stock-based compensation expense	-	-	153,542	-	153,542
Services provided without compensation by principal shareholders	-	-	7,500	-	7,500
Net loss	-	-	-	(10,237,341)	(10,237,341)
Balances at September 30, 2009	23,135,539	$23,136	$28,110,945	$(38,067,925)	$(9,933,844)

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Cash Flows
Year Ended September 30, 2009 and 2008

	Year Ended September 30, 2009	Year Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(10,237,341)	(14,832,608)
Non cash adjustments:
Amortization of convertible debt discount	558,348	558,348
Amortization of debt issuance costs	237,012	237,012
Stock-based compensation expense	153,542	834,599
Services provided without compensation by principal shareholders	7,500	75,000
Depreciation and amortization	561,790	407,072
Inventory impairments and land option cost write-offs	4,283,501	5,887,924
Impairment of intangible assets	-	292,692
Impairment of sales office trailer	227,044	-

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in total inventory	8,182,097	(11,523,593)
Decrease (increase) in other assets	300,332	(372,416)
Increase (decrease) in accounts payable	(1,005,366)	286,612
Increase (decrease) in real estate taxes payable	(459,119)	292,639
Increase (decrease) in accrued expenses	(17,342)	206,013
Decrease in deferred revenue	(16,244)	(128,246)
Increase in accrued interest	1,572,313	63,874
Net cash provided by (used in) operating activities	4,348,067	(17,715,078)

Cash flows from investing activities:
Disposal (purchase) of fixed assets, net	77,305	(1,262,528)
Net cash provided by (used in) investing activities	77,305	(1,262,528)
Cash flows from financing activities:
Issuances of notes payable	-	4,923,728
Issuances and repayments of lines of credit, net	(6,382,052)	12,558,252
Repayments of notes payable	(601,625)	(7,866,408)
Net cash provided by (used in) financing activities	(6,983,677)	9,615,572
Net decrease in cash and cash equivalents	(2,558,305)	(9,362,034)
Cash and cash equivalents at beginning of period	3,711,180	13,073,214
Cash and cash equivalents at end of period	$1,152,875	3,711,180

Cash paid for interest	$1,689,178	3,251,047

See accompanying notes to the financial statements.

1.        Organization and Business Activity

Green Builders, Inc., (“we”, “us” or the “Company”), is a Texas corporation formerly known as Wilson Holdings, Inc.  Effective April 4, 2008, Wilson Holdings, Inc, a Nevada corporation, completed its reincorporation to the State of Texas pursuant to the Plan of Conversion as ratified by the shareholders at the 2008 annual meeting of shareholders held on April 3, 2008.  As part of the reincorporation, a new Certificate of Formation was adopted and Wilson Holdings, Inc.’s corporate name was changed to Green Builders, Inc., and the Certificate of Formation now governs the rights of holders of the Company’s common stock.  The Company has been using the name “Green Builders” in its regular business operations since June 2007 and plans to continue to do so.

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

The financial statements are presented on a going concern basis.  The Company has experienced significant losses and expects to continue to generate negative cash flows.  This raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend upon its ability to restructure its existing debt and obtain additional capital.  Failure to restructure and obtain additional capital would result in a depletion of its available funds.

Until October 12, 2009 the Company’s common stock traded on the NYSE Amex (the “Exchange”).  On January 23, 2009, the Company received notice that it was not in compliance with the Exchange’s continued listing standards under Sections 1003(a)(i), 1003(a)(ii), 1003(a)(iii), and 1003(a)(iv) of the NYSE Amex Company Guide (the “Company Guide”).  On February 23, 2009 the Company submitted a plan of compliance to the Exchange.  On April 24, 2009 the Exchange notified the Company that it had accepted its plan for regaining compliance with the Exchange’s continued listing standards and granted the Company an extension until July 23, 2009 to regain compliance with Section 1003(a)(iv) and until July 23, 2010 to regain compliance with Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) of the Company Guide.  The Company did not make satisfactory progress consistent with the plan presented to the Exchange and as such the Company’s Board of Directors (the “Board”) authorized the voluntary delisting of the Company’s common stock from the Exchange.  The Company filed a Form 25 with the SEC relating to the delisting of its common stock on October 2, 2009. The delisting became effective on October 12, 2009 and the Company’s common stock began trading on the Pink Sheets on October 12, 2009.

On November 18, 2009 the Company filed an Information Statement to inform our shareholders of the approval by the Board at a meeting held on November 13, 2009 of amendments to our Certificate of Formation. to effect a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the “Reverse/Forward Stock Split”).  If the Reverse/Forward Stock Split is consummated, shareholders owning fewer than 500 shares of our common stock will be cashed out at a price of $0.26 per share, and the holdings of all other shareholders will remain unchanged.  The Company estimates that it will cost approximately $10,300 to cash out the fractional shares and that it will incur approximately $32,500 in advisory, legal, financial and other costs in connection with the Reverse/Forward Split.

The intended effect of the Reverse/Forward Stock Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Provided that the Reverse/Forward Stock Split has the intended effect, the Company will file to deregister our Common Stock with the Securities and Exchange Commission (the “Commission”).  The Company will in such case no longer be required to file periodic reports with the Commission, although it intends to continue to provide sufficient information through the Pink Sheets News Service to allow its Common Stock to continue trading on the Pink Sheets.

2.        Going ConcernLiquidity and Capital Resources

On September 30, 2009, the Company had approximately $1.2 million in cash and cash equivalents.  The Company’s current operations and future growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs.  Until the Company begins to sell an adequate number of lots and homes to cover its monthly operating expenses, sales and marketing expenses, general and administrative costs, and interest payments, cash will continue to be depleted.  Due to current market conditions and slow home and land sales, it is anticipated that the Company will need additional capital to support operations for the next twelve months.  The Company can not provide any assurance that it will be successful in obtaining additional capital.

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

In June 2008 the Credit Facility was reduced to $30 million.  The Company received notification on November 7, 2008 that Franklin Bank was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver.  On November 5, 2009, the Company received notice that the FDIC debt was bought by LNV Corporation.

On May 14, 2009, the Company entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) of the Credit Facility.  The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30 million to $10.8 million.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The modification agreement revised the interest rate of the facility from prime plus ..25%, with a floor of 5.5% to libor plus 3.5%, with a floor of 6%.  At September 30, 2009 the Company had $9.3 million outstanding under the Master Line and has drawn all the remaining loan commitments from the Credit Facility.

The Modification also revised certain covenants contained in the Loan Agreement.  The terms of the Modification are:

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

Pursuant to the Modification, WFC will be required to reduce the outstanding principal amount under the Master Line to approximately $9 million by September 30, 2009, $6 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

WFC is not currently in compliance with the revised covenants of the Modification.  Per the Modification, WFC was required to have an outstanding principal balance of $9 million at September 30, 2009.  WFC’s principal balance at September 30, 2009 was approximately $9.3 million.  The Company received forbearance, giving the Company until October 31, 2009 to be in compliance with the required principal reduction.  At October 31, 2009 WFC’s principal balance was approximately $8.7 million.

At September 30, 2009 WFC was not in compliance with the net worth covenant, the debt to equity covenant, and working capital covenant.  The Company received forbearance, giving WFC until December 31, 2009 to be in compliance with these covenants.  If WFC is unable to be in compliance with these covenants, the Company's obligation to repay indebtedness outstanding under the Credit Facility, its term loans, and its outstanding note indentures could be accelerated in full. The Company can give no assurance that in such an event, it would have, or be able to obtain, sufficient funds to pay all debt required to repay.  It is anticipated by the Company’s management that the Company will no longer have access to this line of credit to construct homes for sale.

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

On December 1, 2009 the Company was required to make its semi-annual interest payments due to the holders of its 2005 Convertible Promissory Notes.  The Company did not make the required $250,000 interest payments on December 1, 2009.  The Company is currently in negotiations with the noteholders to forbear from exercising the remedies under the agreement due the Company’s failure to make the interest payments when due on December 1, 2009.  The Company can not make any assurances that it will reach an agreement with these noteholders.

On March 12, 2009 the Company entered into an agreement with LNZCO, LLC (“LNZCO”) pursuant to which LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  The Company has issued promissory notes for construction loans totaling approximately $1.8 million to LNZCO.  In June 2009, the Company issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  This promissory note bears interest at a rate of 10%, had a two point origination fee, matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee.  The Company had borrowings outstanding of approximately $80,000 from LNZCO at September 30, 2009.   The Company can not provide any assurances that it will receive additional promissory notes for financing construction of new single family residences from LNZCO.  The Company can give no assurance that in such an event, the Company would have adequate capital to construct homes.

3.       Summary of Significant Accounting Policies

a.     Basis of Accounting
These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.  The Company has evaluated subsequent events through the time of filing these financial statements with the Commission on December 17, 2009.

b.     Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

c.     Inventory
Inventory is stated at cost unless it is determined to be impaired, in which case the impaired inventory would be written down to the fair value.  Inventory costs include land, land development costs, deposits on land purchase contracts, model home construction costs, homebuilding costs, interest and real estate taxes incurred during development and construction phases.

d.     Land Held Under Option Agreements, Not Owned
In order to ensure the future availability of land for development, the Company entered into lot option purchase agreements with unaffiliated third parties. Under the agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. Lot option payments are initially capitalized as inventory costs.  If the lot option is exercised the option cost is included in the cost of the land acquired.  At the earlier of the time that it is determined that the lot option will not be exercised or, at the date the lot option expires, the cost of the lot option will be expensed.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $175,000 and $575,000 at September 30, 2009 and 2008, respectively, all of which is non-refundable if the Company does not exercise the option and purchase the land.  The $175,000 of earnest money outstanding at September 30, 2009 is for the Georgetown Village option contract which requires the Company to takedown 30 acres of land each year from May 2010 through May 2017.  The earnest money will be applied to the purchase price for the final takedown of land.   The expiration date of the earnest money deposit is May 2017.

e.     Interest and Real Estate Taxes
Interest and real estate taxes attributable to land and homes are capitalized as inventory while they are being actively developed.   As of September 30, 2009 and 2008 there was approximately $333,000 and $557,000, respectively of real estate taxes in inventory.  As of September 30, 2009 and 2008 there was approximately $790,000 and $971,000, respectively of interest in inventory.  During the year ended September 30, 2009 and 2008 there was approximately $65,000 and $333,000, respectively of interest capitalized.   During the year ended September 30, 2009 and 2008 there was approximately $221,000 and $44,000, respectively of property taxes capitalized.

f.     Warranty Costs
The Company provides homebuyers with a one-year limited warranty for workmanship and materials, a two-year warranty for mechanicals, and a ten-year limited warranty for structural items. Since the Company subcontracts its homebuilding work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amount reserved is based on industry wide historical experience.  Below is a summary of the warranty accrual account for the year ended September 30, 2009 and 2008.

	Year Ended September 30, 2009	Year Ended September 30, 2008
Warranty reserve, beginning of year	60,980	-
Warranties issued	126,846	61,126
Payments for warranty work	(15,373)	(146)
Warranty reserve, end of year	172,453	60,980

 g.    Revenue Recognition
Revenues from homebuilding and land development sales are recognized when the properties associated with the services are sold, when the risks and rewards of ownership are transferred to the buyer and when the consideration has been received, or the title company has processed payment.  Revenues from remodeling contracts will be recognized under the completed contract method or percentage of completion method.  Homebuilding revenues will be categorized as homebuilding revenues, revenues from property sales or options will be categorized as land sales, and revenues from remodeling contracts will be categorized as remodeling revenues.

h.     Income Taxes
Prior to the merger of Athena with WFC at May 31, 2005, Athena was a partnership and therefore did not have income taxes as the income and losses passed through to the partners. Since the merger, income taxes are accounted for in accordance with FASB guidance which defines that deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date.  A valuation allowance is recorded for the entire deferred tax assets due to the uncertainty of the net realizable value of the asset.

i.      Advertising
The Company has incurred advertising and marketing costs as part of the sales efforts to market the real estate for sale and services offered. The costs include the cost of developing the Company’s website (greeenbuildersinc.com), public relations, media advertising, brochures and mail out documents.  For the year ended September 30, 2009 the Company incurred approximately $167,000 of advertising expenses compared to $173,000 for the same period in 2008.

j.      Property and Equipment
Property and equipment, which included model home furnishings and sales office costs of approximately $452,000 and $1.2 million at September 30, 2009 and 2008, respectively, is carried at cost less accumulated depreciation. Depreciation and amortization is recorded over the estimated useful life of the asset.  For the year ended September 30, 2009 the Company recorded a $227,000 impairment for its sales office.  Depreciation expense was approximately $513,000 and $99,000 for 2009 and 2008, respectively.

k.     Use of Estimates
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

l.      Municipal Utility and Water District Receivables
The Company owns one property located in a Municipal Utility District (MUD) and one property located in a Water Control and Improvement District (WCID) (collectively, the “Districts”). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under agreements with the Districts, the Company expects to be reimbursed partially for the above development costs. The Districts will issue bonds to repay the Company, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the Districts, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through September 30, 2009.  The Company has completed Phase 1 for the Rutherford West (as defined herein) project and has approximately $1.1 million of Water Control and Improvement District reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance.  The Districts will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different from the actual reimbursements, it could have a material effect on the Company’s financial statements.  In July 2009, the WCID for the Rutherford West project had its first bond issuance, the Company received reimbursements of approximately $470,000.  The Company expects to recover costs from Rutherford West Phase 1, but does not expect to cover costs incurred for the New Sweden development.  The Company has already taken an impairment charge for the costs incurred on the New Sweden project.

m.    Impairment of Long-Lived Assets
The Company reviews its long-lived assets, which consist primarily of equipment, software, and real estate inventory for impairment according to whenever events or changes in circumstances indicate.

Inventory is stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Equipment and software is carried at cost less accumulated depreciation. The Company assesses these assets for recoverability in accordance with FASB guidance that requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company recorded inventory impairments and write-offs of land option contracts of $4.2 million and $5.9 million for the year ended September 30, 2009 and 2008, respectively.

n.     Intangible Assets
The Company accounts for intangible assets in accordance with FASB guidance that definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.  During the year ended September 30, 2008 the Company recorded an impairment charge of approximately $293,000 related to the trademark name of Green Builders, Inc.   The Company did not record any impairment charges for the year ended September 30, 2009.

o.     Loss per Common Share
Earnings per share is accounted for in accordance with FASB guidance which requires a dual presentation of basic and diluted earnings per share on the face of the statements of earnings.  Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share for the year ended September 30, 2009 and 2008 because the effect would be anti-dilutive as summarized in the table below:

	Year Ended September 30, 2009	Year Ended September 30, 2008

Stock options	566,563	1,474,083
Common stock warrants	1,837,191	1,143,125
Subordinated convertible debt warrants	8,250,000	8,250,000
Total	10,653,754	10,867,208

p.     Financial Instruments and Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  Although the balances in these accounts exceed the federally insured limit by $889,000 at September 30, 2009, the Company has not incurred losses related to these deposits. Cash equivalents consist of money market accounts and are typically held in accounts with investment brokers or banks which are secured with high quality short maturity investment securities.

The amounts reported for cash and cash equivalents, notes payable, accounts payable, accrued liabilities, and line of credit are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

q.     Concentrations
The Company’s activities are currently in the geographical area of central Texas, which is defined as encompassing the Austin MSA.  This geographic concentration makes its operations more vulnerable to local economic downturns than those of larger, more diversified companies.

r.     Subordinated Convertible Debt
The subordinated convertible debt and the related warrants have been accounted for in accordance with FASB guidance.  The relative fair value of the warrants have been recorded at a discount to the related convertible debt.  The discount is amortized over the life of the note.

s.     Stock-Based Compensation
The Company measures and recognizes compensation expense based on the following: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of the FASB guidance for accounting for stock-based compensation, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the updated FASB guidance for accounting for stock-based compensation.

t.      Adoption of New Accounting Pronouncements
Effective October 1, 2008, we adopted the FASB’s authoritative guidance for fair value measurements of certain financial instruments.  The guidance provides a framework for measuring fair value under GAAP. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

In October 2008, FASB issued authoritative guidance for the fair value of a financial asset when the market for that asset is not active.  This guidance clarifies the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In determining fair value for a financial asset, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.

The initial adoption of the provisions the authoritative guidance did not have a material effect on the Company’s financial statements.

The fair values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

Inventory is initially recorded at cost and is subsequently recorded at lower of cost or fair value.  Fair value is determined by the Company based on a number of factors, including: sales to unrelated new investors, comparable sales, and discounted cash flow models. Because of the inherent uncertainty of these valuations, the estimated values may differ from the actual fair values that may or may not be ultimately realized.

In February 2007, the FASB issued authoritative guidance for the fair value option of financial assets and financial liabilities.  This guidance permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This guidance is effective for fiscal years beginning with its fiscal year 2009.  The standard is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is currently evaluating the impact of adoption of this authoritative guidance on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing the FASB Accounting Standards Codification as the source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements.

4.    Inventory

The Company’s land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes, and units sold and under construction.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $175,000 and $575,000 at September 30, 2009 and 2008 respectively, all of which is non-refundable if the Company does not exercise the option and purchase the land.

At September 30, 2008, the Company had earnest money capitalized of $400,000 for the remaining 30 acres under option in Elm Grove (as defined herein).  The Company’s original land purchase contract called for a purchase of the remaining acreage in December 2008.  During the year ended September 30, 2009, the Company received an extension to purchase the land in October 2009 due to issues created by another developer that altered the approved preliminary plat and the manner in which the land was represented to the Company.  During the year ended September 30, 2009 the Company negotiated a settlement agreement with the seller and the developer.  As part of the settlement agreement the Company was to recover the $400,000 in earnest money in exchange for a release of the option and extending an easement on the Company’s current section of property.  The Company reduced the inventory for Elm Grove by $400,000.  The Company received $344,000 of the settlement agreement.  The remaining $56,000 is scheduled to be paid in fiscal year 2010.

The remaining $175,000 of earnest money is for the Georgetown Village (as defined herein) option contract which requires the Company to takedown 30 acres of land each year from May 2010 through May 2017.  The earnest money will be applied to the purchase price for the final takedown of land.

As of September 30, 2009 the Company owned approximately 1,172 unfinished acres of property.  During the year ended September 30, 2009. the Company purchased approximately 32 acres of commercial land in Georgetown Village.  The following is a description of the property completed, owned or under contract by the Company as of September 30, 2009:

Rutherford West – Rutherford West is a residential community located southwest of Austin, Texas in the city of Driftwood. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  The Company commenced the development of this project in October 2006 and has completed development on a total of 58 lots in Phase 1.

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

Villages of New Sweden – New Sweden is a master planned mixed-use community which includes single family residential homes, commercial properties, an onsite school, an amenity center, a fire station, and an open green space in the Pflugerville, Texas school district.  The Company purchased the land for this project in October 2005 with a combination of bank financing, seller financing and cash on hand.   The Company has not developed any lots in New Sweden.

Elm Grove – Elm Grove is a residential project located south of Austin, Texas in the city of Buda.  The master plan includes single-family residential lots and open green space all within walking distance of Elm Grove elementary school.  The Company acquired the first phase of land for this project in December 2006.  The Company has completed development on a total of 105 lots in Phase 1.

In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  As of September 30, 2009 the Company had $1,049,375 in accrued interest payable for the Rutherford West loan and $675,624 in accrued interest payable for the New Sweden loan.  The agreement allows deferral of the $1,037,208 and $667,792 of accrued interest until December 31, 2009 or until the property is sold.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and is accruing an additional 12% interest on the loan.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrant will have a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.   In the event the Company receives an offer for a price less than sufficient to satisfy the Graham Mortgage Capital note payment, the Company must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.   It is anticipated that the Company will Deed (in Lieu of Foreclosure) the property, subject to the debt to Graham Mortgage Capital as of December 31, 2009.

Below is the gain that the Company would recognize if the Rutherford West land is deeded back (in Lieu of Foreclosure) to Graham Mortgage Capital:

Carrying amount of debt	$7,300,000
Carrying amount of accrued interest	1,037,208
Debt settlement amount	8,337,208
Carrying amount of asset	7,453,139
Potential gain on troubled debt	$884,069

Below is the gain that the Company would recognize if the New Sweden land is deeded back (in Lieu of Foreclosure) to Graham Mortgage Capital:

Carrying amount of debt	$4,700,000
Carrying amount of accrued interest	667,792
Debt settlement amount	5,367,792
Carrying amount of asset	5,238,300
Potential gain on troubled debt	$129,492

In July 2009 the Company received a notice of foreclosure sale from its lender under a promissory note dated October 12, 2006 in the original principal amount of $601,625, informing the Company that default had occurred under such promissory note. The promissory note was secured by a deed of trust creating a lien upon a 69.11 acre tract of land in the New Sweden project. The foreclosure sale was held on September 1, 2009.  The note was a nonrecourse note and a gain was recorded (see note 15).

In November 2009, the Company received a notice of foreclosure sale from each of the three remaining lenders for the New Sweden tract.  The promissory notes are secured by a deed of trust creating a lien upon the 166.47 acres of tract of land in the Company’s New Sweden project.  The foreclosure sale for each of these notes occurred on December 1, 2009.  Below is a calculation of the gain on foreclosure of the 166.47 acres in New Sweden that will be recorded in fiscal year 2010:

Carrying amount of debt	$1,872,996
Carrying amount of accrued interest	159,517
Debt settlement amount	2,032,513
Carrying amount of asset	1,635,322
Potential gain on troubled debt	$397,191

The Company performs an inventory impairment analysis on a quarterly basis.  If impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of real estate under existing and anticipated market conditions.  The Company recorded impairments of $3.8 million for land development and $453,000 for homebuilding during the year ended September 30, 2009.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB guidance.

The following table presents information about the Company’s assets and liabilities measured at fair value as ofSeptember 30, 2009:

	Significant	Impairment
	Unobservable	Charges
	Inputs	Year Ended
	(Level 3)	September 30, 2009
Land and Land Development	$10,863,346	$3,830,749
Homebuilding Costs	1,224,816	452,752
Total Inventory	$12,088,162	$4,283,501

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

The table below presents reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009.  The transfer into Level 3 represents the inventory that the Company took impairments on in the current fiscal year.

Level 3 Instruments Only	Inventory
Balance, October 1, 2009
Total realized and unrealized gains (losses):
Included in earnings	$(4,283,501)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers into Level 3	16,371,663
Balance, September 30, 2009	$12,088,162

The unrealized gains and losses are included in inventory impairments and land option write-offs in the statement of operations.

The fair value measurement of the Company’s inventory, using present value, capture the following elements from the perspective of market participants as of the measurement date:

▪	An estimate of future cash flows for the asset being measured.

▪	Expectations about possible variations in the amount and/or timing of the cash flows representing the uncertainty inherent in the cash flows.

▪	The time value of money, represented by the rate on risk-free monetary assets that have maturity dates or durations that coincide with the period covered by the cash flows (risk-free interest rate).

▪	The price for bearing the uncertainty inherent in the cash flows (risk premium or credit spread).

▪	Other case-specific factors that would be considered by market participants.

The Company utilized a 14% discount rate for determining fair value for the year ended September 30, 2009.

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2009.  Land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction, units sold and under construction, and capitalized indirect costs.

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Inventory Costs at September 30, 2009 (In thousands)
Land and Land Development	216	1,172	387	$26,398
Homebuilding	8	-	-	$2,079
Total Inventory	224	1,172	387	$28,477

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2008:

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Inventory Costs at September 30, 2008 (In thousands)
Land and Land Development	237	1,209	450	$32,739
Homebuilding	14	-	-	$8,204
Total Inventory	251	1,209	450	$40,943

6.       Operating and Reporting Segments

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

The following table presents segment operating results before taxes for the year ended September 30, 2009 and nine months ended September 30, 2008

	Year Ended September 30, 2009				Year Ended September 30, 2008
	Homebuilding Sales	Land Sales	Remodeling Sales	Total	Homebuilding Sales	Land Sales	Total
Revenues from external customers	12,601,829	$1,565,122	$349,485	$14,516,436	$6,042,311	2,950,894	8,993,205
Costs and expenses:
Cost of revenues	10,790,263	1,231,711	287,679	12,309,653	5,379,707	2,120,270	7,499,977
Impairment and write-offs	452,752	3,830,749	-	4,283,501	847,770	5,040,154	5,887,924
Selling, general and administrative	2,864,267	1,154,636	28,161	4,047,064	4,465,271	2,129,608	6,594,879
Depreciation Expense	477,255	36,587		513,842	77,670	21,720	99,390
Loss on intangible assets	-	-	-	-	292,692	-	292,692
Foreclosure of Assets	-	(128,325)	-	(128,325)	-	-	-
Interest & other income	(171,357)	(19,040)	-	(190,397)	(164,123)	(134,283)	(298,406)
Interest expense	947,530	2,970,909	-	3,918,439	912,440	2,836,917	3,749,357
Total costs and expenses	15,360,710	9,077,227	315,840	24,753,777	11,811,427	12,014,386	23,825,813
Profit or Loss before taxes	(2,758,881)	$(7,512,105)	$33,645	$(10,237,341)	$(5,769,116)	(9,063,492)	(14,832,608)
Segment Assets	3,803,496	$27,348,684	$(388)	$31,151,792	$12,498,672	35,080,506	47,579,178

7.        Related Party Transactions

Consulting Arrangement with Audrey Wilson

In February 2007 the Company entered into a consulting agreement with Audrey Wilson, the wife of Clark N. Wilson, its President and Chief Executive Officer. Pursuant to the consulting agreement, the Company agreed to pay Ms. Wilson $10,000 per month for a maximum of six months.  Ms. Wilson agreed to devote at least twenty-five hours per week assisting the Company with the following activities: (i) the establishment of “back-office” processes for homebuilding activities, including procurement, sales and marketing and other related activities, and (ii) developing the Company’s marketing strategy.  Subsequent to the completion of the six month period in July 2007, Ms. Wilson continued to provide consulting services to the Company at no cost to the Company.  On May 13, 2008, the Company entered into a new agreement with Ms. Wilson in which she was to be paid $10,000 per month for a maximum of 12 months.  In an effort to reduce Company expenditures as of December 31, 2008, Ms. Wilson continued to provide consulting services at no cost to the Company. The Company paid Ms. Wilson $30,000 for services performed in the three months ended December 31, 2008 and has not paid her since that time.  In accordance with Staff Accounting Bulletin 5A, for the year ended September 30, 2009 the Company recorded $7,500 as compensation expense and credited equity for services recorded at fair market value.

Financing with LNZCO, LLC

On March 12, 2009 the Company entered into an agreement with LNZCO to provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued pursuant to the agreement bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  The loan for each residence is 65% of the sales price of the associated improved property.   In June 2009, the Company issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  The promissory note bears interest at a rate of 10%, had a two point origination fee, matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee.  The Company had borrowings of approximately $80,000 from LNZCO at September 30, 2009.  LNZCO is wholly-owned by the Lindsey May Kathryn Wilson 1995 Trust, the beneficiaries of which are the minor children of Clark Wilson, the President and Chief Executive Officer of the Company.  The Company’s Audit Committee reviewed the proposed terms from LNZCO and compared them to the terms of other financing arrangements available to WFC at this time.  The Audit Committee of the Company’s Board of Directors determined that LNZCO could provide the most favorable financing terms to WFC and approved the LNZCO terms as being fair as to the Company and WFC as of the time of authorization.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, the Company’s President and Chief Executive Officer.  The Company paid Wilson Roofing approximately $220,000 and $360,000 for the year ended September 30, 2009 and 2008, respectively.   Management believes that services were provided at fair market value.

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

Lease Obligations

In September 2006, the Company entered into an agreement to lease approximately 5,000 square feet for its corporate offices, which it began occupying on October 1, 2006.  The lease requires monthly payments of approximately $10,000 per month for 36 months.  In September 2009, the Company entered into a three month lease extension requiring monthly payments of approximately $8,900.

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

	2010	2011	2012	2013	2014
Lease obligations	$114,659	240	240	240	240

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

9.        Income Taxes

A reconciliation of expected income tax benefit (computed by applying a statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Tax benefit at Statutory Rate (34%)	$3,480,695	5,043,087
State income tax benefit	-	11,898
Impairment of intangible assets	-	(99,515)
Other	(976)	4,490
Net increase in valuation allowance	(3,479,719)	(4,941,655)
Provision for Income Taxes	$-	18,305

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2009 and September 30, 2008 are as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Deferred tax assets (liabilities)
Deferred stock compensation	$705,128	652,924
Inventory adjustment	3,046,450	1,957,805
Other temporary differences	36,798	(11,712)
Net operating loss carryforwards	9,292,613	7,002,252
Valuation allowance	(13,080,989)	(9,601,269)
Net deferred tax asset (liability)	$-	-

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

For the years ended September 30, 2009 and September 30, 2008, the Company had net operating loss carryforwards of approximately $27.3 million and $20.6 million, respectively, which begin to expire in 2025 if not utilized. The Internal Revenue Code Section 382 limits net operating loss carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. Accordingly, the ability to utilize net operating loss carryforwards may be significantly restricted.

Effective January 1, 2007, the Company adopted the guidance from FASB for accounting for income taxes.  This guidance prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The cumulative effect of adopting this guidance had no impact on the Company’s beginning retained earnings as of January 1, 2007.  The company has analyzed its tax positions and concluded that there is no current effect from the application of this guidance.  The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months.

10.     Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at September 30, 2009 and 2008.

		Rate	Status	Maturity Date	Balance at 9/30/2009	Balance at 9/30/2008
					(In thousands)
a	Notes payable, land	14.00%	Modification Agreement entered January 2009	Dec-31-09	$4,700	4,700

b	Notes payable, land	14.00%	Modification Agreement entered January 2009	Dec-31-09	7,300	7,300

c	Notes payable, seller financed	7.00%	Default	Oct. 2010/11	1,873	2,475

d	Line of Credit, $10.8 million facility, land, land development, and homebuilding	Libor+3.5%	Forbearance on covenants through December 31, 2009	Mar-31-11	9,317	15,779

e	$1-2 million in financing, homebuilding and land	Prime+5% & 10%	Entered March 2009		80	-

f	2005 $10 million, Subordinated convertible notes, net of discount of $284 thousand and $372 thousand, respectively	5.00%	Default as of December 1, 2009	Dec-1-12	9,716	9,628

g	2006 $6.50 million, Subordinated convertible notes, net of discount of $1,844 and $2,314 thousand respectively	5.00%	Default as of December 1, 2009	Sep-1-13	4,656	4,185
		Total			$37,642	44,067

(a)      In March 2007, the Company secured a $4.7 million term land loan to finance the New Sweden project which is approximately 522 acres of land in Travis County.  The loan is secured by the underlying land and is guaranteed by the Company.  In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan.  Effective January 1, 2009, the Company began paying the modified interest payment of 2% on each loan and will accrue an additional 12% interest on the loan. As of September 30, 2009 the Company had $675,625 in accrued interest under the note.  The agreement allows deferral of $667,791 of accrued interest until December 31, 2009 or until the property is sold.  In exchange for entering into the agreement the Company will issue a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrant has a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrant was valued based on the fair value of the Company’s common stock on the issuance date of  $0.23 per share, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrant of 4 years; and a 60% volatility factor, resulting in an immaterial value. The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.  In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.   It is anticipated that this loan will be settled via Deed (in Lieu of Foreclosure).

(b)            In February 2007 the Company secured a $7.3 million land loan to finance the Rutherford West project which is approximately 538 acres in Hays County.  The loan is secured by the underlying land and is guaranteed by the Company.  In January 2009, the Company entered into an agreement with Graham Mortgage Capital to modify the debt agreement for the loan for Rutherford West.   Effective January 1, 2009, the Company began paying the modified interest payment of 2% on each loan and will accrue an additional 12% interest on the loan.  As of September 30, 2009 the Company had $1,049,375 in accrued interest under the note. The agreement allows the deferral of $1,037,208 of the accrued interest until December 31, 2009 or until the property is sold.  In exchange for entering into the agreement the Company issued a warrant for the purchase of 1.5% of the issued and outstanding shares of the Company’s common stock at December 31, 2009.  The warrant has a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The warrant was valued based on the fair value of the Company’s common stock on the issuance date of  $0.23 per share, using a Black-Scholes approach, risk free interest rate of 3.04%; dividend yield of 0%; weighted-average expected life of the warrant of 4 years; and a 60% volatility factor, resulting in an immaterial value.  The Company is required to make monthly payments for 1/12th of the estimated 2009 property taxes.  The agreement calls for the Company to list the property and retain a broker to market the property.  In the event the Company receives an offer for a price less than sufficient to satisfy the note payment, the Company must notify the Lender who will at its sole discretion accept or reject the offer.  In the event that the property is not sold by December 31, 2009, the Deed (in Lieu of Foreclosure) will be released, and provided that all Modified Interest Payments and real estate taxes for 2009 which are due on January 31, 2010 have been paid, the corporate guaranty will be returned, and the borrower and holder shall exchange mutual releases.   It is anticipated that this loan will be settled via Deed (in Lieu of Foreclosure).

 (c)           As part of the purchase of the New Sweden project in Travis County described above, the Company entered into four notes payable, seller financed with a cumulative balance of approximately $2.5 million.  The terms of the notes were modified in October 2007 with the principal payments extended for one year.  The revised terms of the notes payable called for quarterly interest payments commencing October 12, 2007 and principal payments of $1.4 million in October 2010 and $1 million due in October 2011.  At September 30, 2009 three of the notes payable are remaining.  The notes have a cumulative balance of $1.9 million are at an interest rate of 7%.  The fourth note payable issued for approximately $600,000 was foreclosed on September 1, 2009.  The Company recorded a gain on the foreclosure of approximately $128,000 (see Note 15).  The Company has not made interest payments since October 2008 and is currently in default on the loans.  In November 2009, the Company received a notice of foreclosure sale from each of the three remaining lenders.  The promissory notes are secured by a deed of trust creating a lien upon the 166.47 acres of tract of land in the Company’s New Sweden project.  The foreclosure sale for each of these notes occurred on December 1, 2009.  Each of the promissory notes described above are non-recourse notes. The Company is currently holding the properties securing each such promissory note on its books for less than the amount owed.  As such, the Company will recognize a gain in fiscal year 2010.

 (d)           In June 2007 the Company established the Credit Facility with a syndicate of banks in the amount of $55 million.  In June 2008 the Credit Facility was reduced to $30 million.  The Company received notification on November 7, 2008 that Franklin Bank, one of the syndicate banks, was closed by the Texas Department of Savings and Mortgage Lending and the FDIC was named Receiver.   On May 14, 2009, the Company entered into a Modification of the Credit Facility.   The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30 million to $10.8 million.  As of September 30, 2009, the Company has approximately $9.3 million in borrowings. The Company is currently out of compliance with certain covenants under the loan agreement.

(e)            In March 2009 the Company entered into an agreement with LNZCO pursuant to which  LNZCO will provide between $1 and $2 million in financing for the construction of single family residences.  Each promissory note issued pursuant to such agreement bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures in one year.  In June 2009, the Company issued a promissory note to LNZCO for approximately $330,000 for the purchase of approximately 32 acres of commercial land in Georgetown Village.  The promissory note bears interest at a rate of 10%, had a two point origination fee, and matures one year from the date of issuance and can be extended for an additional 12 months for an additional two point extension fee.  The Company currently has approximately $80,000 in borrowings from LNZCO.

(f)             On December 19, 2005, the Company issued $10 million in aggregate principal amount of 5% subordinated convertible debt due December 1, 2012 to certain purchasers. The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum and the debt is payable semi-annually on June 1 and December 1 of each year. The subordinated convertible debt is due on December 1, 2012 and is convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

The Company may redeem all or a portion of the subordinated convertible debt after December 1, 2008 at a redemption price that incorporates a premium that ranges from 3% to 10% during the period beginning December 1, 2008 and ending on the due date. The subordinated convertible debt has a registration rights agreement whereby the Company filed a registration statement registering the resale of the underlying shares with the Commission.  The Company must maintain the registration statement in an effective status until the earlier to occur of (i) the date after which all the registrable shares registered thereunder shall have been sold and (ii) the second anniversary the date on which each warrant has been exercised in full and after which by the terms of such Warrant there are no additional warrant shares as to which the warrant may become exercisable; provided that in either case, such date shall be extended by the amount of time of any suspension period. Thereafter the Company shall be entitled to withdraw the registration statement, and upon such withdrawal and notice to the investors, the investors shall have no further right to offer or sell any of the registrable shares pursuant to the registration statement. The registration statement filed pursuant to the registration rights agreement was declared effective by the Commission on August 1, 2006.

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

Subordinated Convertible Notes Issued December 19, 2005 at September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
Notional balance	$10,000,000	10,000,000
Unamortized discount	(284,392)	(371,896)
Subordinated convertible debt balance, net of unamortized discount	$9,715,608	9,628,104

On December 1, 2009 the Company was required to make its semi-annual interest payments due to the noteholders of its 2005 Subordinated Convertible Debt.  The Company did not make the required $250,000 interest payments on December 1, 2009.  The Company is currently in negotiations with the noteholders to forbear from exercising the remedies under the agreement due the Company’s failure to make the interest payments when due on December 1, 2009.  The Company can not make any assurances that it will reach an agreement with these noteholders.

(g)           On September 29, 2006, the Company issued capital of $6.5 million in aggregate principal amount of 5% subordinated convertible debt due September 1, 2013.  The following are the key features of the subordinated convertible debt: interest accrues on the principal amount of the subordinated convertible debt at a rate of 5% per annum, payable semi-annually on March 1 and September 1 of each year. The subordinated convertible debt is due on September 1, 2013 and is convertible, at the option of the holder, into shares of common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions. An adjustment in the conversion price is also triggered upon the issuance of certain equity or equity-linked securities with a conversion price, exercise price, or share price less than $2.00 per share. The anti-dilution provisions state the conversion price cannot be lower than $1.00 per share.

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

Subordinated Convertible Notes Issued September 29, 2006 at September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
Notional balance	$6,500,000	6,500,000
Unamortized discount	(1,844,132)	(2,314,976)
Subordinated convertible debt balance, net of unamortized discount	$4,655,868	4,185,024

11.     Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.

12.     Common Stock Option / Stock Incentive Plan

In August 2005, the Company adopted the Wilson Family Communities, Inc. 2005 Stock Option/Stock Issuance Plan (the “Plan”). The Plan contains two separate equity programs: (i) the Option Grant Program under which eligible persons may, at the discretion of the plan administrator, be granted options to purchase shares of common stock and (ii) the Stock Issuance Program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company or any parent or subsidiary. The market value of the shares underlying option issuance prior to the merger of the Company and WFC was determined by the Board as of the grant date. This Plan was assumed by Green Builders, Inc. The fair value of the options granted under the Plan was determined by the Board prior to the merger of the Company and WFC.

The Board is the plan administrator and has full authority (subject to provisions of the plan) and it may delegate a committee to carry out the functions of the administrator. Persons eligible to participate in the plan are employees, non-employee members of the Board or members of the board of directors of any parent or subsidiary.

The stock issued under the Plan shall not exceed 2,500,000 shares. Unless terminated at an earlier date by action of the Board, the Plan terminates upon the earlier of (i) the expiration of the ten year period measured from the date the Plan was adopted by the Board or (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares.

The Company had 1,933,437 shares of common stock available for future grants under the Plan at September 30, 2009.  Compensation expense related to the Company’s share-based awards for the year ended September 30, 2009 and 2008 was approximately $154,000 and $835,000, respectively.   These options are issued pursuant to the Plan and are reflected in the disclosures below.

During the year ended September 30, 2009, the Company issued options to purchase shares of common stock at exercise prices between $.19 and $0.47 per share. Using the Black-Scholes pricing model with the following weighted-average assumptions: interest rate of 3.18%; dividend yields of 0%; weighted average expected life of options of 5 years; and a 60% volatility factor, management estimated the fair market value of the grants to be between $0.13 to $0.25 per share. Management estimated the volatility factor based on an average of comparable companies due to its limited trading history.

A summary of activity in common stock options for the year ended September 30, 2009 is as follows:

	Share Roll	Ranges Of	Weighted-Average
	Forward	Exercise Prices	Exercise Price
Balance September 30, 2007	1,835,000	$1.65 - $3.25	$2.24
Granted	290,000	$0.80 - $1.78	$1.37
Forfeited	(650,917)	$0.86 - $3.25	$1.93
Balance September 30, 2008	1,474,083	$0.80 - $3.25	$2.52
Grants	85,000	$0.19 - $0.47	$0.32
Forfeited	(992,520)	$0.23 - $3.25	$2.61
Balance September 30, 2009	566,563	$0.19 - $3.25	$2.04

The following is a summary of options outstanding and exercisable at September 30, 2009:

Outstanding			Vested
	Weighted			Weighted
Number of	Average			Average
Shares Subject to	Remaining	Weighted		Remaining	Weighted
Options	Contractual Life	Average Exercise	Number of	Contractual Life	Average Exercise
Outstanding	(in years)	Price	Vested Shares	(in years)	Price
566,563	7.26	2.04	396,968	7.25	2.24

At September 30, 2009, there was approximately $144,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan.  In February 2007, the Company’s Board approved an 819,522 share increase in the number of shares issuable pursuant to its option plan for a total of 2,500,000 shares issuable under the plan.

13.     Employee Benefits

In 2006, the Company instituted a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. The Company will match 100% up to the first 4% of the employee’s contribution subject to Internal Revenue Service limitations.  The Company contributed approximately $41,000 and $42,000 for the year ended September 30, 2009 and 2008, respectively.

14.     Intangible Assets

The Company reviews intangible assets for impairment.  Due to the fact that the Company has had a history of losses and the overall business is threatened by the unprecedented downtown in the economy the Company took a full impairment for the trademark name of Green Builders, Inc. for the year ended September 30, 2008.

15.     Troubled Debt Restructuring

In July 2009 the Company received a notice of foreclosure sale from its lender under a promissory note dated October 12, 2006 in the original principal amount of $ 601,625, informing the Company that default had occurred under such promissory note. The promissory note was secured by a deed of trust creating a lien upon a 69.11 acre tract of land in our New Sweden project. The foreclosure sale was held on September 1, 2009.  The note was a nonrecourse note and the gain resulting from the foreclosure was calculated as follows:

Carrying amount of debt settled in full	$601,625
Cancellation of accrued interest	51,982
Debt settlement amount	653,607
Carrying amount of asset	525,282
Gain on troubled debt restructuring	$128,325

16.     Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the quarters ended December 31, 2007 through September 30, 2009.

	Dec. 31,	March 31,	June 30,	Sept, 30,	Dec. 31,	March 31,	June 30,	Sept, 30,
	2007	2008	2008	2008	2008	2009	2009	2009
	(In thousands)
Sales	$1,108	1,142	3,464	3,279	4,583	3,193	3,700	3,041
Gross profit	$399	514	378	(5,686)	536	474	(3,629)	542
Operating expenses	$1,536	1,450	1,602	2,399	1,312	894	1,152	1,202
Operating loss	$(1,137)	(936)	(1,224)	(8,085)	(776)	(420)	(4,781)	(660)
Net loss	$(2,357)	(1,646)	(2,023)	(8,807)	(1,661)	(1,407)	(5,678)	(1,491)
Basic and diluted loss per share	$(0.10)	(0.07)	(0.09)	(0.38)	(0.07)	(0.06)	(0.25)	(0.06)

17.     Subsequent Events

In November 2009 Green Builders, Inc. the Company received a notice of foreclosure sale from its lender under a promissory note dated October 12, 2006 in the original principal amount of $814,258, informing the Company that default has occurred under such promissory note.  The promissory note is secured by a deed of trust creating a lien upon a 66.47 acre tract of land in the Company’s New Sweden project.  The Company has not made interest payments on the promissory note since October 2008 which triggered the event of default.  The foreclosure sale was held on December 1, 2009.

In November 2009 the Company received notice of foreclosure sale from its lender under a promissory note dated October 12, 2006 in the original principal amount of $600,490, informing the Company that a default has occurred under such promissory note.  The promissory note is secured by a deed of trust creating a lien upon a 62.59 acre tract of land in the Company’s New Sweden project.  The Company has not made interest payments on the promissory note since October 2008 which triggered the event of default.  The foreclosure sale was held on December 1, 2009.

In November 2009 the Company received notice of foreclosure sale from its lender under a promissory note dated October 12, 2006 in the original principal amount of $458,248, informing the Company that a default has occurred under such promissory note.  The promissory note is secured by a deed of trust creating a lien upon a 37.41 acre tract of land in the Company’s New Sweden project.  The Company has not made interest payments on the promissory note since October 2008 which triggered the event of default.  The foreclosure sale was held on December 1, 2009.

Each of the promissory notes described above are nonrecourse notes. The Company is currently holding the properties securing each such promissory note on its books for less than the amount owed.  As such, when these properties were foreclosed the Company recognized a gain.  See footnote 4 for the calculation of the gain.

On December 1, 2009 the Company was required to make its semi-annual interest payments due to the noteholders of its 2005 Subordinated Convertible Debt.  The Company did not make the required $250,000 interest payments on December 1, 2009.  The Company is currently in negotiations with the noteholders to forbear from exercising the remedies under the agreement due the Company’s failure to make the interest payments when due on December 1, 2009.  The Company can not make any assurances that it will reach an agreement with these noteholders.