Form 10-Q
period 2009-12-31
GREEN BUILDERS, INC
filed 2010-02-12
CIK 828189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of common stock, par value of $0.001 per share, outstanding at February 12, 2009 was 23,135,539.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended September 30, 2009, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Whenever we refer in this filing to “Green Builders,” “the Company,” “we,” “us,” or “our,” we mean Green Builders, Inc., a Texas corporation, and, unless the context indicates otherwise, our predecessors and subsidiaries, including our wholly owned subsidiaries, Wilson Family Communities, Inc., a Delaware corporation (“WFC”), and  GB Operations, Inc., a Texas corporation (“GB Operations”).  All references in this report to “$” or “dollars” are to United States of America currency.  References to “fiscal 2009” means our fiscal year ended September 30, 2009 and references to “fiscal 2010” means our fiscal year ending September 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREEN BUILDERS, INC.
Balance Sheets
As of December 31, 2009 and September 30, 2009

	December 31, 2009	September 30, 2009

Cash and cash equivalents	$576,945	1,152,875
Inventory
Land and land development	11,479,392	26,398,043
Homebuilding inventories	1,032,259	2,079,143
Total inventory	12,511,651	28,477,186
Other assets	152,825	129,751
Debt issuance costs, net of amortization	731,941	791,194
Property, and equipment, net of accumulated depreciation and amortization	293,938	600,786
Total assets	$14,267,300	31,151,792
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$571,796	685,397
Accrued real estate taxes payable	246,265	238,580
Accrued liabilities and expenses	369,304	404,043
Accrued interest	414,800	2,100,996
Deferred revenue	10,829	14,891
Lines of credit	7,842,491	9,397,258
Notes payable	-	13,872,995
Subordinated convertible debt, net of $1,988,937 and $2,128,524 discount, respectively	14,511,063	14,371,476
Total liabilities	23,966,548	41,085,636

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 100,000,000 shares authorized and 23,135,539 shares issued and outstanding, respectively	23,136	23,136
Additional paid in capital	28,142,691	28,110,945
Retained deficit	(37,865,075)	(38,067,925)
Total stockholders' deficit	(9,699,248)	(9,933,844)
Commitments and contingencies	-	-
Total liabilities and stockholders' deficit	$14,267,300	31,151,792

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Operations
Three Months Ended December 31, 2009 and 2008

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Revenues:
Homebuilding and related services	$2,377,624	4,236,720
Land sales	551,142	346,146
Total revenues	2,928,766	4,582,866

Cost of revenues:
Homebuilding and related services	2,095,116	3,762,855
Land sales	445,789	272,232
Inventory impairments and land option cost write-offs	-	11,900
Total cost of revenues	2,540,905	4,046,987

Total gross profit	387,861	535,879

Costs and expenses:
Corporate general and administration	440,113	818,289
Sales and marketing	690,660	493,914
Total costs and expenses	1,130,773	1,312,203
Operating loss	(742,912)	(776,324)
Other income (expense):
Gain on restrucured debt	1,672,353	-
Interest and other income	14,208	97,843
Interest expense	(740,799)	(982,622)
Total other expense	945,762	(884,779)
Income before income taxes	202,850	(1,661,103)
Provision for income taxes	-	-
Net income (loss)	$202,850	(1,661,103)

Basic and diluted loss per share	$0.01	(0.07)

Basic and diluted weighted average common shares outstanding	23,135,539	23,135,539

See accompanying notes to the financial statements.

GREEN BUILDERS, INC.
Statements of Cash Flows
Three Months Ended December 31, 2009 and 2008

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$202,850	(1,661,103)
Non cash adjustments:
Amortization of convertible debt discount	139,587	139,587
Amortization of debt issuance costs	59,253	59,253
Stock-based compensation expense	31,746	42,286
Depreciation and amortization	70,346	97,013
Inventory impairments and land option cost write-offs	-	11,900
Gain on troubled debt restructuring, net	(1,672,353)	-
Impairment of sales office trailer	208,740	-

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in total inventory	1,638,525	2,171,213
Decrease (increase) in other assets	(23,074)	277,473
Decrease in accounts payable	(113,601)	(869,699)
Increase in real estate taxes payable	7,685	65,414
Increase (decrease) in accrued expenses	(34,739)	172,315
Decrease in deferred revenue	(4,062)	(4,061)
Increase (decrease) in accrued interest	440,172	371,209
Net cash provided by (used in) operating activities	951,075	872,800

Cash flows from investing activities:
Disposal of fixed assets, net	27,762	(7,157)
Net cash provided by (used in) investing activities	27,762	(7,157)
Cash flows from financing activities:
Issuances and repayments of lines of credit, net	(1,554,767)	(2,407,663)
Net cash provided by (used in) financing activities	(1,554,767)	(2,407,663)
Net decrease in cash and cash equivalents	(575,930)	(1,542,020)
Cash and cash equivalents at beginning of period	1,152,875	3,711,180
Cash and cash equivalents at end of period	$576,945	2,169,160

Cash paid for interest	$136,976	464,745

Supplemental disclosure for non-cash activity:
Reduction in inventory in connection with troubled debt restructuring	$14,327,011	-
Reduction in notes payable in connection with troubled debt restructuring	$13,872,996	-
Reduction in accrued interest in connection with troubled debt restructuring	$2,126,368	-

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

On January 29, 2010 the Company filed a definitive information statement to inform our shareholders of (i) the approval by the Board at a meeting held on November 13, 2009 of amendments to our Certificate of Formation to effect a reverse stock split of our Common Stock followed immediately by a forward stock split of our Common Stock (the “Reverse/Forward Stock Split”), and (ii) our receipt of a written consent dated January 28, 2010, approving such amendment by shareholders holding 53.9% of the voting power of all of our shareholders entitled to vote on the matter as of November 17, 2009 (the “Record Date”).  The Certificates of Amendment shall be filed with the Secretary of State of the State of Texas on or after February 19, 2010, (20 calendar days following the date the information statement was first mailed to our shareholders) and will become effective immediately thereafter.  As a result of the Reverse/Forward Stock Split, shareholders owning fewer than 500 shares of our Common Stock will be cashed out at a price of $0.26 per share, and the holdings of all other shareholders will remain unchanged.   The Board may elect to terminate the Reverse/Forward Stock Split prior to the effective date.

The intended effect of the Reverse/Forward Stock Split is to reduce the number of record holders of our Common Stock to fewer than 300 so that we will be eligible to terminate the public registration of our Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Provided that the Reverse/Forward Stock Split has the intended effect, we will file to deregister our Common Stock with the Securities and Exchange Commission (the “Commission”).  In such case the Company will no longer be required to file periodic reports with the Commission, although the Company intends to continue to provide sufficient information, including annual audited and quarterly unaudited financial statements, through the Pink Sheets News Service to allow its Common Stock to continue trading on the Pink Sheets.

(2)         Going Concern Liquidity and Capital Resources

Liquidity and Capital Resources

On December 31, 2009, the Company had approximately $577,000 in cash and cash equivalents.  The Company’s current operations and future growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs.  Until the Company begins to sell an adequate number of lots and homes to cover its monthly operating expenses, sales and marketing expenses, general and administrative costs, and interest payments, cash will continue to be depleted.  Due to current market conditions and slow home and land sales, it is anticipated that the Company will need additional capital to support operations for the next twelve months.  The Company can not provide any assurance that it will be successful in obtaining additional capital.

Land and homes under construction comprise the majority of the Company’s assets.  These assets have suffered devaluation due to the downturn in the housing and real estate market for central Texas.  The Company is considering selling tracts of commercial and residential land in order to increase sales revenues and cash.

Line of Credit

On June 29, 2007, the Company entered into a $55 million revolving credit facility (the “Credit Facility”) with a syndicate of banks led by RBC Bank (formerly RBC Centura Bank), as administrative agent pursuant to a Borrowing Base Loan Agreement (the “Loan Agreement”).  International Bank of Commerce, Laredo, Texas (“IBC Bank”) and LNV Corporation are the other two banks that make up the syndicate of banks.  The Company’s obligations under the Credit Facility are secured by the assets of each subdivision to be developed.  Green Builders has guaranteed the obligations of WFC under the Credit Facility.

In June 2008 the Credit Facility was reduced to $30 million.  On May 14, 2009, the Company entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) of the Credit Facility.  The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30 million to $10.8 million.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The modification agreement amended the interest rate of the facility from prime plus .25%, with a floor of 5.5%, to libor plus 3.5%, with a floor of 6%.  At December 31, 2009 the Company had $7.6 million outstanding under the Master Line and has drawn all the remaining loan commitments from the Credit Facility.

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

Pursuant to the Modification, WFC will be required to reduce the outstanding principal amount under the Master Line to approximately $6 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

At December 31, 2009 WFC was not in compliance with the net worth covenant and working capital covenant.  If the Company is unable to regain compliance with these covenants or to obtain forbearance for these covenants, WFC’s obligation to repay indebtedness outstanding under the Credit Facility, its term loans, and its outstanding note indentures could be accelerated in full. The Company can give no assurance that in such an event, it would have, or be able to obtain, sufficient funds to pay all debt required to be repaid.  It is anticipated by the Company’s management that the Company will no longer have access to this line of credit to construct homes for sale.

LNZCO Line

On March 12, 2009 the Company entered into an agreement with LNZCO, LLC (“LNZCO”) pursuant to which LNZCO agreed to provide it with between $1 and $2 million  of  financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  In aggregate the Company has issued promissory notes for home construction loans totaling approximately $2.9 million to LNZCO.  At December 31, 2009 the Company had promissory notes in the principal amount of $816,000 held by LNZCO issued for home construction loans, with $148,000 drawn on these notes.  In addition to the construction line, LNZCO has loaned the Company an aggregate of $365,000 to purchase land in the Georgetown Village community, with $117,000 of that amount outstanding at December 31, 2009.  Each promissory note issued thereunder bears interest at a rate of 10%,  has a two point origination fee, and  a maturity date of one year from the date of issuance  which can be extended for an additional 12 months for an additional two point extension fee.  The Company can not provide any assurances that it will receive additional promissory notes for financing construction of new single family residences from LNZCO.  The Company can give no assurance that in such an event, the Company would have adequate capital to construct homes.

Convertible Promissory Notes

In December 2005 and September 2006, the Company entered into Securities Purchase Agreements with certain investors for the sale of Convertible Promissory Notes.  Pursuant to the cross-default provisions of the Securities Purchase Agreements, a default under the Credit Facility triggers defaults under the Securities Purchase Agreements.  In the event that the Company’s non-compliance with the Credit Facility continues, the holders of a majority of the Notes issued under the Securities Purchase Agreement could elect to demand the acceleration of all amounts owed under these Notes.  The Company does not have the cash available to repay these amounts or the amounts owed under the Credit Facility.  The Company intends to negotiate with all investors under the Securities Purchase Agreements to reach a mutually satisfactory resolution and the Company intends to cooperate with the Credit Facility lenders to regain compliance with the terms of the Credit Facility.

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

(3)           Summary of Significant Accounting Policies

(a)           Revenue Recognition

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

The Company has estimated and accrued liabilities for real estate property taxes on its purchased land in anticipation of development, and other liabilities including the fair value of warrants and options.  To the extent that the estimates are dramatically different from the actual amounts, such differences could have a material effect on the financial statements.

(e)           Water District Receivables

The Company owns one property located in a Water Control and Improvement District (WCID). The Company incurs development costs for water, sewage lines and associated treatment plants and other development costs and fees for these properties. Under agreements with the WCID, the Company expects to be reimbursed partially for the above development costs. The WCID will issue bonds to repay the Company, once the property has sufficient assessed value for the WCID taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases. It can take several years before the assessed value is sufficient to provide sufficient tax revenue for the Company to recapture its costs.  The Company has estimated that it will recover approximately 50% to 100% of eligible costs spent through December 31, 2009.  The Company has completed Phase 1 for the Rutherford West (as defined herein) project and has approximately $1 million of WCID reimbursements included in inventory that it anticipates it will collect from bond issuances made by the district.  When the reimbursements are received they will be recorded as reductions in the related asset’s balance.  The district will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimated reimbursements are dramatically different from the actual reimbursements, such differences could have a material effect on the Company’s financial statements.  In July 2009, the WCID for the Rutherford West project had its first bond issuance, the Company received reimbursements of approximately $470,000.

 (f)           Subordinated Convertible Debt

The convertible promissory notes and the related warrants have been accounted for in accordance with appropriate accounting guidance.  The relative fair value of the warrants have been recorded at a discount to the related convertible debt.  The discount is amortized over the life of the note.

(g)           Loss per Common Share

Earnings per share is accounted for in accordance with authoritative guidance which requires a dual presentation of basic and diluted earnings per share on the face of the statements of earnings.  Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

The Company has issued stock options and warrants convertible into shares of common stock. These shares and warrants have been excluded from loss per share for the three months ended December 31, 2009 and 2008 because the effect would be anti-dilutive as summarized in the table below:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Stock options	485,979	1,090,000
Common stock warrants	1,837,191	1,143,125
Convertible promissory note warrants	8,250,000	8,250,000
Total	10,573,170	10,483,125

(h)         Property and Equipment

Property and equipment, which included model home furnishings and sales office costs is carried at cost less accumulated depreciation. Depreciation and amortization is recorded over the estimated useful life of the asset.  For the three months ended December 31, 2009 the Company recorded a $209,000 impairment for its sales office.

(i)           Adoption of New Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.

 (4)         Inventory

The Company’s land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes, and units sold and under construction.  Earnest money deposits for land costs and development costs on land under option, not owned, totaled approximately $175,000 at December 31, 2009 and September 30, 2009 respectively, all of which is non-refundable if the Company does not exercise the option and purchase the land.  The $175,000 of earnest money is for the Georgetown Village (as defined herein) option contract which requires the Company to takedown 30 acres of land each year from May 2010 through May 2017.  The earnest money will be applied to the purchase price for the final takedown of land.

As of December 31, 2009 the Company owned approximately 181 unfinished acres of property.  The following is a description of the property completed, owned or under contract by the Company as of December 31, 2009:

Rutherford West – Rutherford West is a residential community located southwest of Austin, Texas in the city of Driftwood. Rutherford West is planned as an “earth-friendly” acreage development and each lot includes a deed restricted conservation easement.  The Company commenced the development of this project in October 2006 and has completed development on a total of 58 lots.

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

In January 2009, the Company entered into an agreement with Graham Mortgage Capital (“Graham”)  to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid,  the Company and Graham would exchange mutual releases, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   On December 31, 2009 the Company and Graham exchanged mutual releases.  The property was deeded (in Lieu of Foreclosure) back to Graham.   The Company issued two separate warrants for the purchase 347,033 shares of the Company’s commons stock for each tract of land that was deeded back.  The warrants have a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.  The Company recorded a gain from the deed at December 31, 2009 (see note 11).

In November 2009, the Company received a notice of foreclosure sale from each of the three remaining lenders for the New Sweden tract.  The promissory notes are secured by a deed of trust creating a lien upon the 166.47 acres of tract of land in the Company’s New Sweden project.  The foreclosure sale for each of these notes occurred on December 1, 2009.  The note was a nonrecourse note and a gain was recorded when the acreage was foreclosed (see note 11).

The Company performs an inventory impairment analysis on a quarterly basis.  If impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows.  The Company utilized a 14% discount rate for determining fair value for the three months ended December 31, 2009.  Estimated cash flows are based on recent offers and comparable sales of real estate under existing and anticipated market conditions.  The Company did not record any impairments for the three months ended December 31, 2009.

Below is a summary of the property completed, owned or under contract by the Company at December 31, 2009.  Land and land development inventory includes land costs, prepaid development costs, development costs, option money and earnest money on land purchase options.  Homebuilding inventory represents model homes, speculative homes under construction, units sold and under construction, and capitalized indirect costs.

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Inventory Costs at December 31, 2009 (In thousands)
Land and Land Development	94	167	394	$11,479
Homebuilding	1	-	-	$1,032
Total Inventory	95	167	394	$12,512

Below is a summary of the property completed, owned or under contract by the Company at September 30, 2009:

Property	Unsold Finished Lots/Homes	Owned Unfinished Acreage	Approximate Acreage Under Option	Inventory Costs at September 30, 2009 (In thousands)
Land and Land Development	216	1,158	394	$26,398
Homebuilding	8	-	-	$2,079
Total Inventory	224	1,158	394	$28,477

(5)         Operating and Reporting Segments

The Company has three reporting segments: (i) homebuilding and related services, (ii) land sales and (iii) remodeling sales. The Company’s reporting segments are strategic business units that offer different products and services. The homebuilding and related services segment includes home sales.  Land sales consist of land in various stages of development sold, including finished lots.  Remodeling includes remodeling products and services.  The Company charges identifiable direct expenses and interest to each segment and allocates corporate expenses and interest based on an estimate of each segment’s relative use of those expenses.  Depreciation expense is included in selling, general and administrative and is immaterial.  Remodeling segment revenues and expenses is included in the homebuilding and related services segment and is immaterial.

The following table presents segment operating results before taxes for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31, 2009			Three Months Ended December 31, 2008
	Homebuilding Sales	Land Sales	Total	Homebuilding Sales	Land Sales	Total
Revenues from external customers	2,377,624	$551,142	$2,928,766	$4,236,720	346,146	4,582,866
Costs and expenses:
Cost of revenues	2,095,116	445,789	2,540,905	3,762,855	272,232	4,035,087
Impairment and write-offs	-	-	-	11,900	-	11,900
Selling, general and administrative	890,411	240,362	1,130,773	857,200	455,003	1,312,203
Foreclosure of Assets	-	(1,672,353)	(1,672,353)	-	-	-
Interest & other income	(12,787)	(1,421)	(14,208)	(53,814)	(44,029)	(97,843)
Interest expense	204,628	536,171	740,799	258,062	724,560	982,622
Total costs and expenses	3,177,368	(451,452)	2,725,916	4,836,203	1,407,766	6,243,969
Profit or Loss before taxes	(799,744)	$1,002,594	$202,850	$(599,483)	(1,061,620)	(1,661,103)
Segment Assets	2,085,863	$12,181,437	$14,267,300	$9,585,203	33,842,260	43,427,463
Capital expenditures	-	$-	$-	$7,157	-	7,157

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

Financing with LNZCO, LLC

On March 12, 2009 the Company entered into an agreement with LNZCO, LLC (“LNZCO”) pursuant to which LNZCO agreed to provide it with between $1 and $2 million  of  financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  In aggregate the Company has issued promissory notes for home construction loans totaling approximately $2.9 million to LNZCO.  At December 31, 2009 the Company had promissory notes in the principal amount of $816,000 held by LNZCO issued for home construction loans, with $148,000 drawn on these notes.  In addition to the construction line, LNZCO has loaned the Company an aggregate of $365,000 to purchase land in the Georgetown Village community, with $117,000 of that amount outstanding at December 31, 2009.  Each promissory note issued thereunder bears interest at a rate of 10%,  has a two point origination fee, and  a maturity date of one year from the date of issuance  which can be extended for an additional 12 months for an additional two point extension fee.  The Company can not provide any assurances that it will receive additional promissory notes for financing construction of new single family residences from LNZCO.  LNZCO is wholly-owned by the Lindsey May Kathryn Wilson 1995 Trust, the beneficiaries of which are the minor children of Clark Wilson, the President and Chief Executive Officer of the Company.  The Company’s Audit Committee reviewed the proposed terms from LNZCO and compared them to the terms of other financing arrangements available to WFC at this time.  The Audit Committee of the Company’s Board of Directors determined that LNZCO could provide the most favorable financing terms to WFC and approved the LNZCO terms as being fair as to the Company and WFC as of the time of authorization.

Vendor Payments

The Company has entered into contractual work agreements with Wilson Roofing.  Wilson Roofing is owned by relatives of Clark N. Wilson, the Company’s President and Chief Executive Officer.  The Company paid Wilson Roofing approximately $55,000 and $101,000 for the three months ended December 31, 2009 and 2008, respectively.   Management believes that services were provided at fair market value.

(7)         Commitments and Contingencies

Options Purchase Agreements

In order to ensure the future availability of land for development and homebuilding, the Company may enter into lot-option purchase agreements with unaffiliated third parties. Under the proposed option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices or a percentage of proceeds as homes are sold. These options generally do not contain performance requirements from the Company nor do they obligate the Company to purchase the land. In order for the Company to start or continue the development process on optioned land, it may incur development costs on land it does not own before it exercises its option agreement.

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

	2010	2011	2012	2013	2014

Lease obligations	$67,186	740	240	240	240

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

(8)         Indebtedness

The following schedule lists the Company’s notes payable and lines of credit balances at December 31, 2009 and September 30, 2008.

		Rate	Status	Maturity Date	Balance at 12/31/2009	Balance at 9/30/2009
					(In thousands)
a	Notes payable, land	14.00%		Dec-31-09	$-	4,700
b	Notes payable, land	14.00%		Dec-31-09	-	7,300
c	Notes payable, seller financed	7.00%		Dec-1-09	-	1,873
d	Line of Credit, $10.8 million facility, land, land development, and homebuilding	Prime+.25%	Default	Mar-31-11	7,578	9,317
e	$1-2 million in financing, homebuilding and land	Prime+5% & 10%	Entered March 2009		265	80
f	2005 $10 million, Subordinated convertible notes, net of discount of $284 thousand and $372 thousand, respectively	5.00%	Default as of December 1, 2009	Dec-1-12	9,737	9,716
g	2006 $6.50 million, Subordinated convertible notes, net of discount of $1,844 and $2,314 thousand respectively	5.00%	Default as of December 1, 2009	Sep-1-13	4,774	4,656
		Total			$22,354	37,642

(a)           In March 2007, the Company secured a $4.7 million term land loan with Graham to finance 522 acres of land in Travis Country for the New Sweden development.  In January 2009, the Company entered into an agreement with Graham to modify the debt agreement.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid,  the Company and Graham would exchange mutual releases, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   At December 31, 2009 the Company and Graham exchanged mutual releases.  The property was deeded (in Lieu of Foreclosure) back to Graham.   The Company issued a warrant for the purchase of 347,033 shares of the Company’s common stock.  The warrant has a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.   The warrant was valued based on the fair value of the Company’s common stock on the issuance date of  $0.10 per share, using a Black-Scholes approach, risk free interest rate of 2.69%; dividend yield of 0%; weighted-average expected life of the warrant of 3 years; and a 60% volatility factor, resulting in an immaterial value.

(b)           In February 2007 the Company secured a $7.3 million land loan to finance the Rutherford West project which is approximately 538 acres in Hays County.  In January 2009, the Company entered into an agreement with Graham to modify the debt agreement.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid, the Company and Graham would exchange mutual releases, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   At December 31, 2009 the Company and Graham exchanged mutual releases.  The property was deeded (in Lieu of Foreclosure) back to Graham.   The Company issued a warrant for the purchase of 347,033 shares of the Company’s common stock.  The warrant has a $5.00 strike price and can be exercised from January 1, 2010 through December 31, 2012.   The warrant was valued based on the fair value of the Company’s common stock on the issuance date of  $0.10 per share, using a Black-Scholes approach, risk free interest rate of 2.69%; dividend yield of 0%; weighted-average expected life of the warrant of 3 years; and a 60% volatility factor, resulting in an immaterial value.

(c)           As part of the purchase of the New Sweden project in Travis County described above, the Company entered into four notes payable, seller financed with a cumulative balance of approximately $2.5 million.  At September 30, 2009 three of the notes payable were remaining.  The notes have a cumulative balance of $1.9 million and are at an interest rate of 7%.  In November 2009, the Company received a notice of foreclosure sale from each of the three remaining lenders.  The promissory notes are secured by a deed of trust creating a lien upon the 166.47 acres of tract of land in the Company’s New Sweden project.  The foreclosure sale for each of these notes occurred on December 1, 2009.  Each of the promissory notes described above are non-recourse notes.

(d)           In June 2007 the Company established the Credit Facility with a syndicate of banks in the amount of $55 million.  On May 14, 2009, the Company entered into a Modification of the Credit Facility.   The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement from $30 million to $10.8 million.  As of December 31, 2009, the Company has approximately $7.6 million in borrowings. The Company is currently out of compliance with certain covenants under the loan agreement (as described in Note 2 above).

(e)           On March 12, 2009 the Company entered into an agreement with LNZCO, LLC (“LNZCO”) pursuant to which LNZCO agreed to provide it with between $1 and $2 million  of  financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  In aggregate the Company has issued promissory notes for home construction loans totaling approximately $2.9 million to LNZCO.  At December 31, 2009 the Company had promissory notes in the principal amount of $816,000 held by LNZCO issued for home construction loans, with $148,000 drawn on these notes.  In addition to the construction line, LNZCO has loaned the Company an aggregate of $365,000 to purchase land in the Georgetown Village community, with $117,000 of that amount outstanding at December 31, 2009.  Each promissory note issued thereunder bears interest at a rate of 10%,  has a two point origination fee, and  a maturity date of one year from the date of issuance  which can be extended for an additional 12 months for an additional two point extension fee.  The Company can not provide any assurances that it will receive additional promissory notes for financing construction of new single family residences from LNZCO.  The Company can give no assurance that in such an event, the Company would have adequate capital to construct homes.

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

Subordinated Convertible Notes Issued December 19, 2005 at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
Notional balance	$10,000,000	10,000,000

Unamortized discount	(262,516)	(284,392)

Subordinated convertible debt balance, net of unamortized discount	$9,737,484	9,715,608

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

Subordinated Convertible Notes Issued September 29, 2006 at December31, 2009 and September 30, 2009

	December 31, 2009	September 30, 2009
Notional balance	$6,500,000	6,500,000

Unamortized discount	(1,726,421)	(1,844,132)

Subordinated convertible debt balance, net of unamortized discount	$4,773,579	4,655,868

(9)         Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each shareholder is entitled to one vote per share of common stock owned.

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

The Company had 2,014,021 shares of common stock available for future grants under the Plan at December 31, 2009.  Compensation expense related to the Company’s share-based awards for the three months ended December 31, 2009 and 2008 was approximately $32,000 and $42,000, respectively.   At December 31, 2009, there was approximately $103,000 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s Stock Option Plan.  These options are issued pursuant to the Plan and are reflected in the disclosures below.

The Company did not issue any options to purchase common stock during the three months ended December 31, 2009.  A summary of activity in common stock options for the three months ended December 31, 2009 is as follows:

	Share Roll	Ranges Of	Weighted-Average
	Forward	Exercise Prices	Exercise Price
Balance September 30, 2009	566,563	$0.19 - $3.25	$2.04
Granted	-	-	-
Forfeited	(80,584)	$0.19 - $3.25	$2.45
Balance December 31, 2009	485,979	$0.23 - $3.25	$2.14

The following is a summary of options outstanding and exercisable at December 31, 2009:

Outstanding			Vested
	Weighted			Weighted
Number of	Average			Average
Shares Subject to	Remaining	Weighted		Remaining	Weighted
Options	Contractual Life	Average Exercise	Number of	Contractual Life	Average Exercise
Outstanding	(in years)	Price	Vested Shares	(in years)	Price
485,979	6.69	$2.14	380,083	6.39	$2.24

(11)         Troubled Debt Restructuring

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

Carrying amount of debt settled in full	$1,872,996
Cancellation of accrued interest	181,368
Debt settlement amount	2,054,364
Carrying amount of asset	1,635,323
Gain on restructured debt	$419,041

In January 2009, the Company entered into an agreement with Graham to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  Effective January 1, 2009, the Company began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid,  the Company and Graham would exchange mutual releases, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   As of December 31, 2009 the Company and Graham exchanged mutual releases and the property was deeded (in Lieu of Foreclosure) back to Graham.

The gain resulting from the deed (in Lieu of Foreclosure) from the Rutherford West project was calculated as follows:

Carrying amount of debt	$7,300,000
Carrying amount of accrued interest	1,183,208
Debt settlement amount	8,483,208
Carrying amount of asset	7,453,388
Gain on restructured debt	$1,029,820

The gain resulting from the deed (in Lieu of Foreclosure) from the New Sweden project was calculated as follows:

Carrying amount of debt	$4,700,000
Carrying amount of accrued interest	761,792
Debt settlement amount	5,461,792
Carrying amount of asset	5,238,300
Gain on restructured debt	$223,492

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

From late 2007 through December 31, 2009 our business has been significantly impacted by the deterioration of the real estate and homebuilding industry.  Deteriorating market conditions, turmoil in the mortgage and credit markets and increased price competition have negatively impacted us from late 2007 through fiscal year 2010.   Although there have been some indictors of stabilization within the real estate and homebuilding market we have continued to see slow sales due to capital resource constraints (discussed below).

In June 2007 we purchased Green Builders, Inc. and commenced our homebuilding operations under that name.  Our strategy is to build homes that are environmentally responsible, resource efficient and consistent with local style.  Substantially all of our construction work is performed by subcontractors who are retained for specific subdivisions pursuant to contracts we have entered into with the subcontractors.  We intend to build homes on some of the lots we currently have completed that are ready for homebuilding activities and sell those as finished homes as well as continue to sell lots to other builders.

Prior to our acquisition of Green Builders, we were solely focused on the acquisition of undeveloped land that we believed, based on our research of population growth patterns and infrastructure development, was strategically located.  We have funded these acquisitions primarily with bank debt and cash we raised from financing activities.  As of December 31, 2009 we have completed 220 lots in Georgetown Village, 105 lots in Elm Grove and 58 lots in Rutherford West.  We have purchased approximately 184 acres in Georgetown Village, 522 acres in New Sweden, 60 acres in Elm Grove, and 736 acres in Rutherford West.  We sold 522 acres in New Sweden via a combination of foreclosure and deed in lieu of foreclosure.  We sold 538 acres in Rutherford West via deed in lieu of foreclosure.  We plan to continue to sell and develop the remaining properties.  This portion of our business focus has required the majority of our financial resources.

In January 2009, we entered into an agreement with Graham to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  Effective January 1, 2009, we began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid, we would exchange mutual releases with Graham, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   As of December 31, 2009 we exchanged mutual releases with Graham and the property was deeded (in Lieu of Foreclosure) back to Graham.

In tandem with our land acquisition efforts and based upon our strategic market analysis, we also prepare land for homebuilding.  A focus of our business had been the sale of developed lots to homebuilders, including national homebuilders.  Due to deteriorating conditions in the homebuilding industry both nationally and to a lesser extent locally, beginning in the second quarter of 2007 and continuing through December 31, 2009, demand and pricing for finished lots by national homebuilders has been, and we expect will continue to be, significantly reduced.  We elected to retain some of our lots for use in our homebuilding business.  We believed that retaining some of our lots for use in homebuilding activities would have allow us to generate homebuilding revenue to replace some of the revenue from the loss of sales of these finished lots.  Our current focus is to pursue lot sales contracts with both national and regional builders to pay down debt and improve our balance sheet.

Reverse/Forward Split

On January 29, 2010 we mailed a definitive information statement to inform our shareholders of (i) the approval by the Board at a meeting held on November 14, 2009 of amendments to our Certificate of Formation to effect a reverse stock split of our common stock followed immediately by a forward stock split of our common stock (the “Reverse/Forward Stock Split”), and (ii) our receipt of a written consent dated January 28, 2010 approving such amendment by shareholders holding 53.9% of the voting power of all of our shareholders entitled to vote on the matter as of November 13, 2009.  The Certificates of Amendment shall be filed with the Secretary of State of the State of Texas on or after February 19, 2010, (20 calendar days following the date the information statement was first mailed to our shareholders) and will become effective immediately thereafter.  As a result of the Reverse/Forward Split shareholders owning fewer than 500 shares of our common stock will be cashed out at a price of $0.26 per share, and the holdings of all other shareholders will remain unchanged.

The intended effect of the Reverse/Forward Stock Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Exchange Act.  Provided that the Reverse/Forward Stock Split has the intended effect, we will file to deregister our common stock with the Commission. We will in such case no longer be required to file periodic reports with the Commission, although we intend to continue to provide sufficient information, including annual audited and quarterly unaudited financial statements, through the Pink Sheets News Service to allow our common stock to continue trading on the Pink Sheets.

Comparison of Three Months Ended December 31, 2009 and 2008

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Change	Change %
Revenues
Homebuilding and related services revenues	$2,377,624	$4,236,720	$(1,859,096)	-44%
Land revenues	551,142	346,146	204,996	59%
Gross Profit
Homebuilding and related services gross profit	282,508	473,865	(191,357)	-40%
Land gross profit	105,353	73,914	31,439	43%
Inventory impairments and land option cost write-offs	-	(11,900)	11,900	100%
Costs & Expenses
Operating expenses	1,130,773	1,312,203	(181,430)	-14%
Operating Loss	(742,912)	(776,324)	33,412	4%
Net Profit (Loss)	$202,850	$(1,661,103)	$1,863,953	112%

Results of Operations

Homebuilding and Related Services Revenues

Background – Homebuilding and related services revenues consists of revenues from home sales.  In June 2007 we acquired Green Builders, Inc. and commenced our homebuilding activities.  We sell homes in the Austin, Texas area for prices ranging from $170,000 to $450,000.

For the three months ended December 31, 2009 we had twelve home sales and three cancellations, for a total of nine net sales.  We had ten home closings.  Revenue is not recognized until a home closing is finalized.  At December 31, 2009 we had one completed model and eleven units in backlog.  For the three months ended December 31, 2008 we had twelve home sales and seven cancellations for a total of five net sales.  We had seventeen home closings.  At December 31, 2008, we had eight completed speculative units, two speculative units under construction, seven completed models, and 19 units in backlog.   Backlog is defined as homes under contract but not yet delivered to our home buyers.

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact us in fiscal 2010.  It is our opinion that this is in large part due to decreased consumer confidence in the economy and the real estate market.  We believe that the turmoil in the credit and mortgage market combined with national publicity of significantly deteriorating general and economic conditions has caused a lack of urgency for buyers.  We expect that home sales will continue to be slow throughout fiscal 2010.  In accordance with these anticipated market conditions, our strategy is to build a limited number of speculative units per community and build the majority of our homes after a contract is entered into with a homebuyer.

Revenues - During the three months ended December 31, 2009, home sales accounted for approximately 81% of revenues.  For the three months ended December 31, 2009 we had ten home closings at an average sales price of $237,000.  During the three months ended December 31, 2008, home sales accounted for approximately 93% of revenues.  For the three months ended December 31, 2008 there were seventeen home closings with an average sales price of $249,000.

Impairments – We did not record any impairments for homebuilding for the three months ended December 31, 2009.  We recorded $11,900 of impairments for homebuilding for the three months ended December 31, 2008.   In accordance with authoritative guidance, we perform an inventory impairment analysis on a quarterly basis.  If impairment indicators are present, impairment charges are required to be recorded if the fair value of the inventory is less than the cost recorded.  Our determination of fair value is primarily based on discounting the estimated future cash flows.  Estimated cash flows are based on recent offers and comparable sales of lots and land under existing and anticipated market conditions.

Gross Profit - Gross profit percentage before impairments was 12% for the year ended December 31, 2009 compared to 11% for the three months ended December 31, 2008.

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

Revenues – Revenues from the sale of land increased by 59% during the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  During the three months ended December 31, 2009 we closed thirteen finished lots as compared to six finished lots for the three months ended December 31, 2008.

Impairments – We did not record impairments for land and land development for the three months ended December 31, 2009 and 2008.  In accordance with authoritative guidance, we perform an inventory impairment analysis on a quarterly basis.  If impairment indicators are present, impairment charges are required to be recorded if the fair value is less than the cost recorded.  Our determination of fair value is primarily based on discounting the estimated cash flows.  Estimated cash flows are based on recent offers and comparable sales of lots and land under existing and anticipated market conditions.

Gross Profit – Gross profit percentage before impairments was 19% for the three months ended December 31, 2009 compared to 21% for the same period in 2008.

General and Administrative Expenses

Breakdown of G&A Expenses	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Salaries, benefits, payroll taxes and related emp. exps.	$181,398	$283,963
Stock compensation expense	31,746	42,286
Legal, accounting, auditing, consultants, and investor relations	60,014	122,721
General overhead, including office expenses, insurance, and travel	107,702	140,580
Restructuring expenses	-	169,486
Amortization of subordinated debt costs and transaction costs	59,253	59,253
Total G&A	$440,113	$818,289

General and administrative expenses are composed primarily of salaries of general and administrative personnel and related employee benefits and taxes, accounting and legal expenses, and general office expenses and insurance.  During the three months ended December 31, 2009 and 2008, salaries, benefits, taxes and related employee expenses totaled approximately $181,000 and $284,000, respectively, and represented approximately 41% and 35%, respectively, of total general and administrative expenses.  The decrease for the year is due to a decrease in approximately 50% of personnel from December 31, 2009 to December 31, 2008.

Legal, accounting, audit, consulting and investor relations expense totaled $60,000 and $123,000 for the three months ended December 31, 2009 and 2008, respectively.  General overhead, including office expenses, insurance, and travel totaled $107,000 and $141,000 for the three months ended December 31, 2009 and 2008, respectively.  The decrease in these general and administrative costs primarily resulted from our initiative to control costs.

Restructuring expenses incurred for the three months ended December 31, 2008 related to restructuring our debt agreement with Graham and our credit facility.

Sales and Marketing Expenses

Sales expenses include selling costs, commissions, salaries and related taxes and benefits, finished inventory maintenance and property tax expense.  Marketing activities including websites, brochures, catalogs, signage, billboards, and market research, all of which benefit our corporate presence and are not included as homebuilding cost of sales.  During the three months ended December 31, 2009 we impaired approximately $209,000 for our sales office trailer costs.  Sales and marketing expenses as a percentage of revenues before the impairment of the sales office was 17% and 11% for the three months ended December 31, 2009 and 2008, respectively.

Troubled Debt Restructuring

In November 2009, we received a notice of foreclosure sale from each of our three remaining lenders for the New Sweden tract.  The promissory notes are secured by a deed of trust creating a lien upon the 166.47 acres of tract of land in the New Sweden project.  The foreclosure sale for each of these notes occurred on December 1, 2009.  The note was a nonrecourse note and the gain resulting from the foreclosure was calculated as follows:

Carrying amount of debt settled in full	$1,872,996
Cancellation of accrued interest	181,368
Debt settlement amount	2,054,364
Carrying amount of asset	1,635,323
Gain on restructured debt	$419,041

In January 2009, we entered into an agreement with Graham to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  Effective January 1, 2009,we began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid, we would exchange mutual releases with Graham, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   As of December 31, 2009 we exchanged mutual releases with Graham and the property was deeded (in Lieu of Foreclosure) back to Graham.

The gain resulting from the deed (in Lieu of Foreclosure) from the Rutherford West project was calculated as follows:

Carrying amount of debt	$7,300,000
Carrying amount of accrued interest	1,183,208
Debt settlement amount	8,483,208
Carrying amount of asset	7,453,388
Gain on restructured debt	$1,029,820

The gain resulting from the deed (in Lieu of Foreclosure) from the New Sweden project was calculated as follows:

Carrying amount of debt	$4,700,000
Carrying amount of accrued interest	761,792
Debt settlement amount	5,461,792
Carrying amount of asset	5,238,300
Gain on restructured debt	$223,492

Interest Expense and Income

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Change	Change %
Interest expense - convertible debt	$206,250	$206,250	-	0%
Interest discount expense - convertible debt	139,587	139,587	-	0%
Interest expense - land and development loans	423,378	636,785	(213,407)	-34%
Interest income and misc income	(14,208)	(97,843)	83,635	85%
Total interest and other expense and income	$755,007	$884,779	(129,772)	-15%

Interest expense for land and development loans decreased primarily to our decrease in debt outstanding from December 31, 2008 to December 31, 2009.   During the three months ended December 31, 2009 we retired approximately $14 million in debt for the New Sweden and Rutherford West projects.   In addition, we decreased our debt outstanding by approximately $6 million from December 31, 2008 to December 31, 2009.

           Interest and other income decreased $84,000 for the three months ended December 31, 2009, as compared to the same period of 2008.  During the three months ended December 31, 2008, we recognized $81,000 in other income for the forfeiture of an earnest money deposit from the cancellation of a lot sales contract in Georgetown Village.

Going Concern Liquidity and Capital Resources

On December 31, 2009, we had approximately $576,000 in cash and cash equivalents.  Our current operations and future growth will require substantial amounts of cash for earnest money deposits, development costs, interest payments and homebuilding costs.  Until we begin to sell an adequate number of lots and homes to cover our monthly operating expenses, sales and marketing expenses, general and administrative costs, and interest payments, cash will continue to be depleted.  Due to current market conditions and slow home and land sales, we anticipate that we will need additional capital to support operations for the next twelve months.  We can not provide any assurance that we will be successful in obtaining additional capital on acceptable terms or at all.  We do not have access to capital under our Credit Facility (described below).

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

On May 14, 2009, we entered into a Fourth Agreement to Modify Loan Documents (the “Modification”) of the Credit Facility.  The Modification modified the terms of the Loan Agreement by reducing the loan commitment amount pursuant to the Loan Agreement to $10,846,163.  The Modification extended the maturity of the master line of credit issued pursuant to the Loan Agreement (the “Master Line”) until March 31, 2011.  The Modification revised the interest rate of the Credit Facility from prime plus .25%, with a floor of 5.5%, to libor plus 3.5%, with a floor of 6%.   At December 31, 2009 we had $7.6 million outstanding under the Master Line and have drawn all the remaining loan commitments from the Credit Facility.

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

Pursuant to the Modification, WFC is required to reduce the outstanding principal amount under the Master Line to $6 million by December 31, 2010 and to repay the Master Line in full by March 31, 2011.

At December 31, 2009 WFC was not in compliance with the net worth covenant and working capital covenant.  If WFC continues to be out compliance with these covenants and does not receive forbearance for these covenants, WFC’s obligation to repay indebtedness outstanding under the Credit Facility, its term loans, and its outstanding note indentures could be accelerated in full. WFC can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt required to be repaid.   It is anticipated by our management that we will no longer have access to this line of credit to construct homes for sale.

We are not aware of any financial issues with RBC Bank or IBC Bank, two of our syndicate banks.

LNZCO line

On March 12, 2009 we entered into an agreement with LNZCO, LLC (“LNZCO”) pursuant to which LNZCO agreed to provide us with between $1 and $2 million of financing for the construction of single family residences.  Each promissory note issued thereunder bears interest at a rate of prime plus 5.0%, has a one point origination fee, and matures one year from the date of issuance.  In aggregate we have issued promissory notes for home construction loans totaling approximately $2.9 million to LNZCO.  At December 31, 2009 we had promissory notes in the principal amount of $816,000 held by LNZCO issued for home construction loans, with $148,000 drawn on these notes.  In addition to the construction line, LNZCO has loaned us an aggregate of $365,000 to purchase land in the Georgetown Village community, with $117,000 of that amount outstanding at December 31, 2009.  Each promissory note issued thereunder bears interest at a rate of 10%, has a two point origination fee, and a maturity date of one year from the date of issuance which can be extended for an additional 12 months for an additional two point extension fee.  We can not provide any assurances that we will receive financing for the construction of new single family residences from LNZCO.  We can give no assurance that in such an event, we would have adequate capital to construct homes.

Convertible Promissory Notes

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

Graham Mortgage Capital Notes

In January 2009, we entered into an agreement with Graham to modify the debt agreement for the $7.3 million loan for property in Rutherford West and the $4.7 million loan for New Sweden.  Effective January 1, 2009,we began paying 2% interest on each loan (“Modified Interest Payment”) and accrued an additional 12% interest on the loan.  Per the agreement, in the event that the property was not sold by December 31, 2009 and provided that all Modified Interest Payments and real estate taxes for 2009 had been paid,  we would exchange mutual releases with Graham, the corporate guaranty would be returned, and the Deed (in Lieu of Foreclosure) would be released.   As of December 31, 2009 we exchanged mutual releases with Graham.  The property was deeded (in Lieu of Foreclosure) back to Graham.   See footnote 11.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

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

Water District Receivables

Rutherford West project is located in Greenhawe Water Control and Improvement District No. 2 (“District”).  We incurred development costs for the initial creation and operating cost of the District and continuing costs for the water, sewer and drainage infrastructure for the District.  The District will issue bonds to repay us, once the property has sufficient assessed value for the District taxes to repay the bonds. As the project is completed and homes are sold within the District, the assessed value increases.  It can take several years before the assessed value is able to provide sufficient tax revenue for us to recapture its costs. We estimate that we will recover approximately 50 to 100% of eligible initial creation and operating costs spent through December 31, 2009 for costs spent for Rutherford West Phase 1.  We have completed Phase 1 for the Rutherford West project, and we have approximately $1 million of water district reimbursements included in inventory that we anticipate will collect from bond issuances made by such District.  When the reimbursements are received we will record them as reductions of the related asset’s balance. Usually, a District issues its first bonds issue only after completion of construction of approximately 200 houses.  The District will pay for property set aside for the preservation of endangered species, greenbelts and similar uses.  To the extent that the estimates are dramatically different from the actual facts, such differences could have a material effect on our financial statements.   In July 2009, the WCID for the Rutherford West project had its first bond issuance; we received reimbursements of approximately $470,000.  We expect to recover costs from Rutherford West Phase 1.

Concentrations

Our current activities are currently in the geographical area of central Texas, which we define as encompassing the Austin Metropolitan Statistical Area. This geographic concentration makes our operations more vulnerable to local economic downturns than those of larger, more diversified companies.

Recent Accounting Pronouncements

 We have incorporated authoritative guidance issued by the Financial Accounting Standard Board (“FASB”) for fair value measurement, except as it applies to the nonfinancial assets and nonfinancial liabilities as discussed further in the authoritative guidance.  The guidance provides a framework for measuring fair value under GAAP. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

The initial adoption of the provisions the authoritative guidance did not have a material effect on our financial statements.

The fair values do not necessarily represent the amounts that we may ultimately realize due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by us in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  We uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Inventory is initially recorded at cost and is subsequently recorded at lower of cost or fair value.  Fair value is determined by us based on a number of factors, including: sales to unrelated new investors, comparable sales, and discounted cash flow models. Because of the inherent uncertainty of these valuations, the estimated values may differ from the actual fair values that may or may not be ultimately realized.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.

 ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

  Not applicable.

ITEM 4T.                   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended December 31, 2009, the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed December 17, 2009.

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

ITEM 1A.                  RISK FACTORS

           We previously disclosed risk factors under in our annual report on Form 10-K for the year ended September 30, 2009.  There have been no material changes to these risk factors.

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

GREEN BUILDERS, INC.

Date: February 12, 2010	By:	/s/ Clark Wilson
Clark Wilson
President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010	By:	/s/ Cindy Hammes
Cindy Hammes
VP of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002